Form 10-K
period 1993-12-31
CBI INDUSTRIES INC /DE/
filed 1994-03-15
CIK 310431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K


  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended December 31, 1993

                                      OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                For the transition period from ______ to ______

Commission File Number 1-7833


                             CBI INDUSTRIES, INC.


Incorporated in Delaware              I.R.S. identification number: 36-3009343

Principal executive offices: 800 Jorie Boulevard
                             Oak Brook, Illinois 60521-2268

Telephone Number: (708) 572-7000

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
          Title of each class                       which registered
          ___________________                   ________________________
      Common Stock, $2.50 par value             New York Stock Exchange
  Series A Preferred Stock Purchase Rights      New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  Aggregate market value of common stock held by nonaffiliates, based on a closing price of $33 3/8 as of February 16, 1994 was $1,203,000,000. 3,696,159
shares of Convertible Voting Preferred Stock, Series C were held by the ESOP Trustee, as of February 28, 1994, for which no trading market exists.

The number of shares outstanding of a single class of common stock as of February 16, 1994 - 37,784,473.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      ___________________________________
  Portions of 1993 Annual Report to Shareholders         Part I and Part II
  Portions of the 1994 Proxy Statement                   Part III

                     CBI Industries, Inc. and Subsidiaries

                               Table of Contents

Part I                                                                    Page

  Item 1.   Business......................................................   1
  Item 2.   Properties....................................................   5
  Item 3.   Legal Proceedings.............................................   7
  Item 4.   Submission of Matters to a Vote of Security Holders...........   8


Part II

  Item 5.   Market for the Registrant's Common Equity and Related
              Stockholder Matters.........................................   8
  Item 6.   Selected Financial Data.......................................   8
  Item 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................   8
  Item 8.   Financial Statements and Supplementary Data...................   8
  Item 9.   Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosures...................................   8


Part III

  Item 10.  Directors and Executive Officers of the Registrant............   9
  Item 11.  Executive Compensation........................................   9
  Item 12.  Security Ownership of Certain Beneficial Owners and
              Management..................................................   9
  Item 13.  Certain Relationships and Related Transactions................   9


Part IV

  Item 14.  Exhibits, Financial Statement Schedules and Reports on
              Form 8-K....................................................  10

Signatures................................................................  11

                                    PART I
Item 1. Business

  (a) The Registrant, CBI Industries, Inc. and its subsidiaries (CBI), classifies its operations in three major business segments: Contracting Services, Industrial Gases and Investments. CBI was incorporated in Delaware in 1979, as a holding company. CBI's Contracting Services segment is comprised of a number of separate companies, including the original Chicago Bridge & Iron Company which was founded in 1889. The Industrial Gases segment of CBI is comprised of Liquid Carbonic Industries Corporation, and its subsidiaries, which was founded in 1888 and acquired by CBI in 1984. The Investments segment of CBI includes CBI Investments, Inc. and its subsidiaries which have interests in oil and refined product storage, blending, and transport; real estate; and financial investments.

  (b) Financial information by business segment appears under Financial Summary in CBI's 1993 Annual Report to Shareholders and is incorporated herein by reference.

  (c) The percentage of revenues contributed by each business segment over the past three years was:
                                     1993       1992       1991
                                     ____       ____       ____
         Contracting Services         44%        47%        48%
         Industrial Gases             49         45         43
         Investments                   7          8          9
                                     ____       ____       ____
                                     100%       100%       100%
                                     ====       ====       ====

  A description of the business done by each of CBI's industry segments follows. Items that are not considered material to an understanding of the business taken as a whole have been omitted.

  CBI holds patents and licenses for certain items incorporated into its products. However, none are so essential that their loss would materially affect the businesses of CBI.

  For information regarding working capital practices, refer to Financial Review - Financial Condition - Liquidity and Capital Resources in CBI's 1993 Annual Report to Shareholders which is incorporated herein by reference.

  CBI has incurred expenses during the year for the purpose of complying with environmental regulations, but their impact on the financial statements has not been material.


Contracting Services

  Chicago Bridge & Iron Company (Chicago Bridge) is the parent company of the Contracting Services segment companies. Chicago Bridge is organized as a worldwide construction group that provides, through separate subsidiaries, a broad range of services, including design, engineering, fabrication, project management, general contracting and specialty construction services, including non-destructive inspection and post-weld heat treatment.

  The traditional products constructed by the Chicago Bridge companies have been a wide variety of fabricated metal plate structures including, but not limited to, elevated water tanks, penstocks and tunnel liners for hydroelectric dams, low temperature and cryogenic vessels and systems, and flat-bottom tanks, pressure vessels, and other vessels and structures utilized in the chemical, petroleum refining and petrochemical industries. In recent years, Chicago Bridge companies have broadened their capabilities so as to be in a better position to provide additional products and services to address a more diverse base of customers. Other products and services include the construction of experimental test facilities, environmental chambers, advanced energy systems and structures, power plant maintenance and repair, turnkey water and wastewater treatment facilities, turnkey woodyard facilities for the forest products industry, non-destructive testing, post-weld heat treating and refractory bakeouts, and vessels, tanks and other structures for corrosion-resistant applications. Chicago Bridge conducts these activities through various separate companies, the major of which are mentioned on the following page.

  CBI Na-Con, Inc. provides domestic construction-related services which include, but are not limited to, the construction of commercial and municipal water and wastewater treatment plants, defense-related facilities, industrial expansion projects, refinery turnarounds and turnkey storage terminals. CBI Na-Con, Inc. has district offices located in Norcross, Georgia; Houston, Texas; Fontana, California; and Plainfield, Illinois. It also has metal plate fabrication capabilities at its Houston and Fontana facilities.

  CBI Services, Inc. provides fabricated metal plate products and other specialized domestic construction services for the power generation industries, the government and other industrial customers. The product lines of CBI Services, Inc. include, but are not limited to, petroleum, petrochemical and chemical storage tanks; pressure, cryogenic and low temperature vessels; and miscellaneous metal plate structures. CBI Services has district offices located in New Castle, Delaware; Fremont, California; and Kankakee, Illinois. It also has metal plate fabrication capabilities at its Kankakee facility.

  Chicago Bridge & Iron Company, incorporated in Illinois, is the original company which was formed in 1889 and is the parent company for Contracting Services companies which operate outside the United States. Regional offices of international subsidiaries are located in London (England), Singapore, Fort Erie (Canada), and Houston, Texas. Other subsidiary offices and facilities are located in Caracas (Venezuela), Dammam (Saudi Arabia), Dubai (U.A.E.), Blacktown (Australia), Johannesburg (South Africa), Kuala Lumpur (Malaysia), Manila (Philippines), Jakarta (Indonesia), Bangkok (Thailand) and Tokyo (Japan).

  Other Chicago Bridge companies include: CBI Walker, Inc., which designs and supplies equipment used to treat municipal and industrial water and wastewater; FMP/Rauma Company (a partnership owned 50.1% by Fibre Making Processes, Inc., a wholly-owned subsidiary of Chicago Bridge) which designs, manufactures and/or supplies equipment and turnkey woodyards to the forest products industry; Chicago Bridge and Iron Technical Services Company, which provides engineering and research services for the Chicago Bridge subsidiaries and for outside parties; MQS Inspection, Inc., which provides non-destructive examination and inspection services; Cooperheat, Inc. which provides post-weld heat treating and refractory bake-outs as field services and sells associated equipment; and Ershigs, Inc. (acquired May 1993), which is an engineering, manufacturing and construction company which specializes in fiberglass reinforced plastic and dual-laminate vessels, tanks and other structures for corrosion-resistant applications.

  The principal raw materials used by the Contracting Services segment are metal plate and structural steel. These materials are available from various domestic and international mills. Chicago Bridge does not anticipate having difficulty in obtaining adequate amounts of raw materials.

  This segment is not dependent upon any single customer or group of customers and the loss of any single customer would not have any material adverse effect on the business.

  This segment had a backlog of work to be completed on contracts of $424,900,000 at December 31, 1993 and $325,200,000 at December 31, 1992.
Approximately 86% of the backlog as of December 31, 1993 is expected to be completed in 1994.

  Adequate industry statistics relating to this segment of the business in which CBI competes are not available. Several large companies offer metal plate products that compete with some, but not all, of those of Chicago Bridge. Local and regional companies offer strong competition in one or more geographical areas, but not in other areas where Chicago Bridge operates. Therefore, it is impossible to state Chicago Bridge's position in the industry. Quality, reputation, delivery, and price are the principal methods of competition within the industry. Competition is based primarily on performance and the ability to provide the design, engineering, fabrication, project management and construction required to complete projects in a timely and cost-efficient manner. Chicago Bridge believes its position is among the top in the field.

                                       2

  As of December 31, 1993, this segment employed 45 people engaged full-time in the research and development of new products and services or the improvement of existing products and services. This is comparable to 40 people employed at December 31, 1992 and 43 at December 31, 1991. This segment incurred expenses of approximately $3,078,000 in 1993, $2,961,000 in 1992 and $2,824,000 in 1991 for its research and development activities. This segment also performs certain research and development activities for customers.

  Approximately 7,100 people were employed by this segment at the end of 1993.


Industrial Gases

  Liquid Carbonic Industries Corporation (Liquid Carbonic) is the parent company of the Industrial Gases segment companies. CBI believes Liquid Carbonic is the world's largest supplier of carbon dioxide in its various forms. Liquid Carbonic also produces, processes and markets a wide variety of other industrial/medical and specialty gases, including oxygen, nitrogen, argon, hydrogen, acetylene, carbon monoxide, liquified natural gas and nitrous oxide. The segment also assembles and sells industrial gas-related equipment. Liquid Carbonic conducts its business through various separate companies, each of which either generally provides different products or services or conducts business in a different geographical area than the other companies. The business of Liquid Carbonic is generally broken down into units which engage in domestic carbon dioxide processing and sales; domestic bulk air gas production and sales; domestic cylinder gas products production and sales; domestic carbon monoxide and hydrogen gas production and pipeline sales; Canadian carbon dioxide processing and industrial gas production and sales; and international business outside of the United States and Canada, which involves primarily the processing and sale of carbon dioxide and other gases and chemicals in 21 other countries. The major Liquid Carbonic business units are the following:

  Liquid Carbonic Carbon Dioxide is engaged in the domestic processing and sale of carbon dioxide in all its forms. Carbon dioxide is used in the refrigeration, freezing, processing and preservation of food, beverage carbonation, chemical production, water treatment and the enhancement of oil and gas production. Liquid Carbonic Carbon Dioxide operates carbon dioxide plants and receives by-product carbon dioxide from other plants operated by suppliers. It also owns and operates plants to produce dry ice. It sells carbon dioxide to its bulk customers through a network of sales offices nationwide.

  Liquid Carbonic Bulk Gases produces and sells industrial/medical gases domestically. It sells oxygen, nitrogen and argon to industrial customers for refrigeration, as a pressure medium and for other applications; and to medical customers for resuscitative and therapeutic purposes. This unit operates air separation plants for the production of these gases. It sells industrial gases mainly to small and medium sized "merchant" accounts near supply sources and sells medical gases primarily to group purchasing organizations and individual medical centers.

  Liquid Carbonic Cylinder Gas Products is engaged in the domestic production and sale of specialty gases. It sells highly purified gases, acetylene, cylinder oxygen, nitrogen, argon and nitrous oxide. The highly purified gases are produced and distributed from regional gas laboratories and sold to universities, research centers, clinics and industry.

  Liquid Carbonic Process Plants produce and sell gaseous and liquid carbon monoxide and gaseous hydrogen. These gases are mainly sold by pipeline to customers located in Louisiana, Ohio and West Virginia.

  Liquid Carbonic Corporation is the parent company for the Liquid Carbonic companies which operate outside the United States. The principal subsidiaries are in Argentina, Belize, Bolivia, Brazil, Canada, Chile, Colombia, Mexico, Peru, Poland (acquired April 1993), Spain, Thailand and Venezuela. Liquid Carbonic Corporation also owns a non-majority interest in a number of affiliated companies located in Barbados, Guyana, Haiti, Jamaica, Japan, Korea, Trinidad, Turkey and Uruguay. Most of these companies process and sell carbon dioxide and produce

                                       3
industrial/medical gases, chemicals (including precipitated calcium carbonate, a chemical ingredient used in the manufacture of a variety of consumer and industrial products) and other products. These companies operate by-product and combustion plants for the processing of carbon dioxide, dry ice plants and air separation plants.

  Liquid Carbonic's strength in the carbon dioxide market is in part due to its ability over the years to secure adequate supplies of product from diverse sources. Most carbon dioxide sold by Liquid Carbonic is purchased from by-product sources. By-product carbon dioxide is obtained from various sources, including chemical plants, refineries, and industrial processes, or from carbon dioxide wells, and is processed in Liquid Carbonic's own plants to produce commercial carbon dioxide. Liquid Carbonic also purchases commercial carbon dioxide from by-product sources having their own carbon dioxide plants. Liquid Carbonic has supply contracts which require the purchase of specified minimum quantities of carbon dioxide. Generally, these contracts do not obligate the supplier to continue to produce carbon dioxide or to supply specified minimum quantities; however, these provisions have historically had no material adverse effect on Liquid Carbonic's source of supply.

  This segment is not dependent upon any single customer or group of customers and the loss of any single customer would not have a material adverse effect on the business.

  Liquid Carbonic's principal competitors in North America are the Airco subsidiary of the BOC Group, Air Products and Chemicals, Inc., the Cardox subsidiary of L'Air Liquide, and Praxair, Inc. It also faces competition from a number of regional and local competitors.

  As of December 31, 1993, Liquid Carbonic employed 98 people engaged full-time in the research and development of new products and services or the improvement of existing products and services. This is comparable to 106 people employed at December 31, 1992 and 88 at December 31, 1991. This segment incurred expenses of approximately $10,616,000 in 1993, $8,765,000 in 1992 and $7,246,000 in 1991 for its research and development activities. This segment also performs certain research and development activities for customers.

  Approximately 6,600 people were employed by this segment at the end of 1993.


Investments

  CBI Investments, Inc. is the parent company of the Investments segment companies. The Investments segment includes Statia Terminals (Statia), which operates fuel oil and refined petroleum products storage and blending facilities and provides bunkering services in the Caribbean, and operates a special products terminal in Brownsville, Texas. On October 20, 1993, Statia purchased the other outstanding interests in, and became 100% owner of, Point Tupper Terminals Corporation, a Canadian terminal company. The Point Tupper operation, in which Statia initially became an equity investor in August 1992, is strategically located to service global oil producing and trading customers which market their products in the northeastern part of North America. Investments are also held in Petroterminal de Panama, S.A., a crude oil pipeline and transport facility in Panama; Tankstore Pte. Ltd., a fuel oil and petroleum product storage and terminal facility and bunkering operation in Singapore; and real estate. In addition, CBI Investments, Inc. has interests in several other companies.

  The businesses in this segment primarily provide services and therefore do not depend heavily on raw materials.

  Approximately 220 people were employed by Statia at the end of 1993.

  (d) Financial information by geographic area of operation is shown in Notes and Reports - Note 13 - Operations by Business Segment and Geographic Area in CBI's 1993 Annual Report to Shareholders and is incorporated herein by reference.


                                       4
Item 2. Properties

Contracting Services

  Chicago Bridge owns or leases the properties used to conduct its business. The capacities of these facilities depend upon the mix of products being manufactured. As the product mix is constantly changing, the extent of utilization of these facilities cannot be accurately stated. Chicago Bridge believes that these facilities are adequate to meet its requirements. The following list summarizes the principal owned properties:

                                     Type of                     Square
    Location                         Facility                    Footage
    ________                        __________                   _______
    United States
      Fontana, California           fabrication plant,
                                      warehouse and office        36,000
      Fremont, California           warehouse and office          85,000
      Houston, Texas                fabrication plant,
                                      warehouse and office       253,000
      Kankakee, Illinois            fabrication plant,
                                      warehouse and office       396,000
      New Castle, Delaware          warehouse and office         143,000
      Norcross, Georgia             warehouse and office          36,000
      Plainfield, Illinois          engineering and
                                      research center            176,000
                                    warehouse and office          12,000

    International
      Blacktown, New South Wales,
        Australia                   fabrication plant,
                                      warehouse and office       134,000
      Fort Erie, Ontario, Canada    fabrication plant,
                                      warehouse and office       208,000

  In addition to the above, Chicago Bridge has interests in other fabrication facilities in Saudi Arabia, Thailand, Indonesia, Venezuela, South Africa and Australia. Chicago Bridge also owns or leases a number of field construction offices, warehouses and equipment maintenance centers strategically located throughout the world.

  In April 1993, Chicago Bridge announced a decision to close a fabrication facility located in Cordova, Alabama.


Industrial Gases

  Liquid Carbonic owns or leases the facilities used in its business. Liquid Carbonic believes these facilities are adequately utilized and sufficient to meet its customer needs. The following list summarizes the principal properties:

          Type of Facility by                Number of Facilities
            Geographic Area                    Owned or Leased
          ___________________                ____________________
          United States
            By-product CO2                             22  owned
            Air separation                     3 owned, 3 leased
            Carbon monoxide/hydrogen                    3  owned
            Research center                             1 leased

          International
            By-product CO2                    58 owned, 1 leased
            Combustion                                 31  owned
            Air separation                             20  owned
            Research center                             2  owned



                                       5
Investments

  The total storage capacity for Statia is, in millions of barrels, as follows:

     Caribbean (island of St. Eustatius, Netherlands Antilles) terminal   6.3
     United States (Brownsville, Texas) terminal                          1.6
     Canada (Cape Breton Island, Nova Scotia) terminal                    7.6

  Approximately 30% of the total storage capacity at the Canadian terminal is currently being utilized. The remaining storage is scheduled to be reactivated by mid-1994.

  In November 1993, Statia Terminals entered into an agreement with an independent third-party to lease and operate five million barrels of new storage capacity, together with a related single-point mooring buoy, on the island of St. Eustatius. These additional facilities, which are scheduled to be on-line by the end of the first quarter of 1995, will permit Statia Terminals to service a new long-term contract with a major oil producer, and to discharge and re-load shipments from very large crude oil carriers.

  Petroterminal de Panama, S.A., in which CBI has a 21.25% interest, owns a pipeline and terminal facility in Panama. The pipeline is 81 miles in length and has a maximum capacity of 755,000 barrels of oil per day. The terminal facility occupies approximately 1,694 acres, of which 8 acres are owned by Petroterminal de Panama and the balance is owned by the Republic of Panama.

  Tankstore Pte. Ltd., in which CBI has a 20% interest, owns a storage and terminal facility on approximately 84 acres of land leased from the Republic of Singapore. The total storage capacity in Singapore is 5.2 million barrels.

  CBI currently owns approximately 2,300 acres of undeveloped real estate in Virginia, Texas and Utah.

  CBI also owns its corporate headquarters located in Oak Brook, Illinois. The buildings have approximately 196,000 square feet of space.

































                                       6
Item 3. Legal Proceedings

  On October 30, 1987, CBI Na-Con, Inc. was working in the Marathon Petroleum Company (Marathon) refinery in Texas City, Texas. While a lift was being made by a crane supplied and operated by others, the crane became unstable, causing the operator to drop the load on a hydrofluoric acid tank which released part of its contents into the atmosphere. The community surrounding the refinery was evacuated after the incident, and a substantial number of persons evacuated sought medical attention. CBI Na-Con, Inc. has reached settlements with all but 15 of the 4,300 (approximate) third-party plaintiffs who brought suit as a result of the incident. CBI Na-Con, Inc. is also defending a lawsuit brought by Marathon originally seeking contractual indemnity which has been amended to seek reimbursement for Marathon's expenditures relating to the incident, including property damage, emergency response costs, third-party claim payments and legal fees. CBI filed suit against its insurers seeking insurance coverage and other recourse as a result of the denial of coverage or reservation of rights by the insurers for the incident based on certain pollution exclusions in the policies. The trial court granted summary judgment in favor of the insurers in April 1991. CBI appealed the trial court's judgment, and the Texas Appellate Court reversed and remanded the case back to the trial court in August 1993 to allow CBI to conduct discovery. The insurers are seeking review by the Texas Supreme Court.

  Chicago Bridge & Iron Company (Chicago Bridge) was a minority shareholder from 1934 to 1954 in a company which owned or operated at various times several wood treating facilities at sites in the United States, some of which are currently under investigation, monitoring or remediation under various environmental laws. Chicago Bridge is involved in litigation concerning environmental liabilities, which are currently undeterminable, in connection with certain of those sites. Chicago Bridge denies any liability for each site and believes that the successors to the wood treating business are responsible for any cost of remediation at the sites. Chicago Bridge has now reached settlements for environmental liabilities at most of the sites. The company believes that any remaining potential liability will not have a materially adverse effect on its operations or financial condition.

  A subsidiary of the company, Liquid Carbonic Industries Corporation (Liquid Carbonic), has been or is currently involved in civil litigation and governmental proceedings relating to antitrust matters. In this regard, since April 1992, several lawsuits have been filed against Liquid Carbonic and various competitors. These cases have been consolidated in the United States District Court for the Middle District of Florida, Orlando Division. The lawsuits allege generally that, beginning not later than 1968 and continuing through the present, defendants conspired to allocate customers, fix prices and rig bids for carbon dioxide in the United States in violation of the antitrust laws. On April 19, 1993, the court certified a class in the consolidated cases consisting of direct purchasers of carbon dioxide from defendants in the continental United States for the period from January 1, 1968 to and including October 26, 1992. Plaintiffs seek from defendants unspecified treble damages, civil penalties, injunctive relief, costs and attorneys' fees. In addition, a suit has been brought against Liquid Carbonic and others under the antitrust laws of the State of Alabama based upon the foregoing allegations. The company believes that the allegations made against Liquid Carbonic in these lawsuits are without merit, and Liquid Carbonic intends to defend itself vigorously. Liquid Carbonic and its subsidiaries also from time to time furnish documents and witnesses in connection with governmental investigations of alleged violations of the antitrust laws. While the outcome of any particular lawsuit or governmental investigation cannot be predicted with certainty, the company believes that these antitrust matters will not have a materially adverse effect on its operations or financial condition.

  In addition to the above lawsuits, CBI is a defendant in a number of lawsuits arising from the conduct of its business. While it is impossible at this time to determine with certainty the ultimate outcome of any litigation or matters referred to above, CBI's management believes that adequate provisions have been made for probable losses with respect thereto as best as can be determined at this time and that the ultimate outcome, after provisions therefor, will not have a material adverse effect on the financial position of CBI. The adequacy of reserves applicable to the potential costs of being engaged in litigation and potential liabilities resulting from litigation are reviewed as developments in the litigation warrant.

                                       7
Item 3. Legal Proceedings (Continued)

  CBI also is jointly and severally liable for some liabilities of partnerships and joint ventures and has also given certain guarantees in connection with the performance of contracts and repayment of obligations by its subsidiaries and other ventures in which CBI has a financial interest. CBI's management believes that the aggregate liability, if any, for these matters will not be material to its financial position.


Item 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1993.


                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

  CBI's common stock is listed on the New York Stock Exchange (symbol CBH). The approximate number of holders of record of common stock at February 16, 1994, was 7,700. Information appearing under Quarterly Financial Data - Quarterly Operating Results, Common Stock Prices and Dividends in CBI's 1993 Annual Report to Shareholders is incorporated herein by reference.


Item 6. Selected Financial Data

  The summary of selected financial data appearing under Financial Summary in CBI's 1993 Annual Report to Shareholders is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Information appearing under Financial Review in CBI's 1993 Annual Report to Shareholders is incorporated herein by reference.


Item 8. Financial Statements and Supplementary Data

  The financial statements consisting of Statements of Income, Balance Sheets, Statements of Cash Flows, Statements of Common Shareholders' Investment, Notes and Report of Independent Public Accountants in CBI's 1993 Annual Report to Shareholders is incorporated herein by reference.

  The supplemental financial information appearing under Quarterly Financial Data - Quarterly Operating Results, Common Stock Prices and Dividends in CBI's 1993 Annual Report to Shareholders is incorporated herein by reference.

  Additional financial information and schedules can be found in Part IV of this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

  CBI has neither changed its independent accountants nor had any disagreements on accounting and financial disclosure with its independent accountants during the two most recent fiscal years.





                                       8
                                   PART III

Item 10. Directors and Executive Officers of the Registrant

(a) Information appearing under Election of Directors in CBI's 1994 Proxy Statement is incorporated herein by reference.

(b)  The executive officers of CBI as of March 15, 1994 are as follows:

                                                                 Served as
                                                             Executive Officer
    Name              Age              Title                   of CBI Since

John E. Jones          59    Chairman of the Board, President
                               and Chief Executive Officer          1980
Lewis E. Akin          56    Executive Vice President               1986
Robert J. Daniels      60    Executive Vice President               1988
George L. Schueppert   55    Executive Vice President-Finance
                               and Chief Financial Officer          1987
Charles O. Ziemer      54    Senior Vice President and
                               General Counsel                      1984
Buel T. Adams          61    Vice President and Treasurer           1983
Stephen M. Duffy       44    Vice President-Human Resources         1993
Carl T. Haller         50    Vice President-Administration          1993
Alan J. Schneider      48    Vice President and Controller          1991

(d) There are no family relationships between any executive officers and directors. Executive officers are usually elected at the meeting of the Board of Directors immediately preceding the Annual Meeting of Shareholders and serve until successors are elected.

(e) With the exceptions of Stephen M. Duffy and Carl T. Haller, all of the above named officers have been employed by CBI in an executive or management capacity for more than five years. Stephen M. Duffy was formerly a Vice President with Sunbeam Appliance Company. Carl T. Haller was formerly a Vice President with Signode Corporation, a wholly owned subsidiary of Illinois Tool Works Inc.

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 appears under Compliance with Section 16 of the Exchange Act in CBI's 1994 Proxy Statement and is incorporated herein by reference.


Item 11. Executive Compensation

  Information appearing under Executive Compensation in CBI's 1994 Proxy Statement is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

  Information appearing under Common Stock Ownership By Certain Persons and Management in CBI's 1994 Proxy Statement is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

  Not applicable.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) 1. Financial Statements

  The following financial statements and Report of Independent Public Accountants previously incorporated by reference under Item 8 of Part II of this report.

       Financial Statements:
         Statements of Income - For the years ended December 31, 1993, 1992 and 1991
         Balance Sheets - For the years ended December 31, 1993, 1992 and 1991 Statements of Cash Flows - For the years ended December 31, 1993,
           1992 and 1991
         Statements of Common Shareholders' Investment - For the years ended
           December 31, 1993, 1992 and 1991
         Notes
         Report of Independent Public Accountants

      2. Financial Statement Schedules

  The following Supplemental Schedules to Financial Statements are included herein on pages 12 through 15 of this report:

         Schedule V - Property and Equipment - For the years ended December 31, 1993, 1992 and 1991
         Schedule VI - Accumulated Depreciation of Property and Equipment - For the years ended December 31, 1993, 1992 and 1991
         Schedule VIII - Valuation and Qualifying Accounts and Reserves - For the years ended December 31, 1993, 1992 and 1991
         Report of Independent Public Accountants on Supplemental Schedules to
           Consolidated Financial Statements

  Schedules other than those listed have been omitted because the schedules are either not applicable or the required information is shown in the financial statements or notes thereto incorporated by reference under Item 8 of Part II of this report.

  Quarterly financial data for the years ended December 31, 1993 and 1992 is shown in the supplemental financial information incorporated by reference under Item 8 of Part II of this report.

  CBI's interest in 50 percent or less owned affiliates, when considered in the aggregate, constitute a significant subsidiary. Summarized financial information is shown in Notes and Reports - Note 14 - Unconsolidated Affiliates previously incorporated by reference under Item 8 of Part II of this report.

       3. Exhibits

  The Exhibit Index on page 16 and Exhibits being filed are submitted as a separate section of this report.

  (b) Reports on Form 8-K

  There were no reports on Form 8-K filed during the fourth quarter ended December 31, 1993.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CBI INDUSTRIES, INC.
Date: March 15, 1994

                                          By: /s/ George L. Schueppert
                                             _____________________________
                                                  George L. Schueppert
                                          Executive Vice President-Finance,
                                          Chief Financial Officer and Director


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 1994.

       Signature                                Title

   /s/ John E. Jones                Chairman of the Board, President,
_______________________________       Chief Executive Officer (Principal
                                      Executive Officer) and Director


   /s/ Lewis E. Akin                Executive Vice President and Director
_______________________________
       Lewis E. Akin


   /s/ Robert J. Daniels            Executive Vice President and Director
_______________________________
       Robert J. Daniels


   /s/ George L. Schueppert         Executive Vice President-Finance,
_______________________________       Chief Financial Officer (Principal
       George L. Schueppert           Financial Officer) and Director


   /s/ Wiley N. Caldwell            Director and Chairman of the Audit
_______________________________       Committee
       Wiley N. Caldwell


   /s/ E.H. Clark, Jr.              Director and Member of the Audit Committee
_______________________________
       E.H. Clark, Jr.


   /s/ John F. Riordan              Director and Member of the Audit Committee
_______________________________
       John F. Riordan


   /s/ Robert G. Wallace            Director and Member of the Audit Committee
_______________________________
       Robert G. Wallace


   /s/ Alan J. Schneider            Vice President and Controller
_______________________________     (Principal Accounting Officer)
       Alan J. Schneider

                                             SUPPLEMENTAL SCHEDULES TO FINANCIAL STATEMENTS


                                                 CBI INDUSTRIES, INC. AND SUBSIDIARIES
                                                  SCHEDULE V - PROPERTY AND EQUIPMENT
                                          FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 and 1991
                                                         (Thousands of Dollars)
             Column A               Column B         Column C         Column D                   Column E                 Column F
             --------              ---------  ----------------------  ---------  -------------------------------------- -----------
                                    Balance                            Retire-     Full Con-                              Balance
                                       at     Additions   Business      ments   solidation of   Reclassi-   Translation     at
          Classification           January 1   at Cost  Acquisitions  or Sales  Affiliates (a)  fications   Adjustment  December 31
          --------------           ---------  --------- ------------  --------- --------------  ----------  ----------- -----------
  Year ended December 31, 1993
    Land and improvements         $   63,542   $  4,037     $ 1,801   $  (2,414)      $    -      $  1,490    $   (756)  $   67,700
    Buildings and improvements       160,394     16,599       7,519      (2,070)           -         6,723      (1,962)     187,203
    Plant machinery and terminals    704,723    133,248      64,009     (34,868)           -       (10,204)     (8,198)     848,710
    Field and office equipment       631,459     77,042      11,523    (115,744)           -         1,991     (10,032)     596,239
                                  ----------   --------      ------   ---------        ------     --------    --------   ----------
       Total                      $1,560,118   $230,926     $84,852   $(155,096)      $    -      $    -      $(20,948)  $1,699,852
                                  ==========   ========      ======   =========        ======     ========    ========   ==========

  Year ended December 31, 1992
    Land and improvements         $   60,730   $  1,795     $ 2,798   $    (682)      $    -      $    (11)   $ (1,088)  $   63,542
    Buildings and improvements       135,357     27,016       9,535      (6,291)           -           153      (5,376)     160,394
    Plant machinery and terminals    607,326    101,685       7,142      (6,646)           -         7,790     (12,574)     704,723
    Field and office equipment       548,008    107,059      14,005     (17,179)           -        (7,932)    (12,502)     631,459
                                  ----------   --------      ------   ---------        ------     --------    --------   ----------
       Total                      $1,351,421   $237,555     $33,480   $ (30,798)      $    -      $    -      $(31,540)  $1,560,118
                                  ==========   ========      ======   =========        ======     ========    ========   ==========

  Year ended December 31, 1991
    Land and improvements         $   56,321   $  2,312     $    -    $    (765)      $   625     $  2,429    $   (192)  $   60,730
    Buildings and improvements       120,420     10,715          -       (2,903)        2,386        5,748      (1,009)     135,357
    Plant machinery and terminals    549,084     60,540          -       (4,431)       12,592       (6,944)     (3,515)     607,326
    Field and office equipment       504,002     73,450          -      (27,488)        1,971       (1,233)     (2,694)     548,008
                                  ----------   --------      ------   ---------        ------     --------    --------   ----------
       Total                      $1,229,827   $147,017     $    -    $ (35,587)      $17,574     $    -      $ (7,410)  $1,351,421
                                  ==========   ========      ======   =========        ======     ========    ========   ==========


  (a) Results from increased ownership in CBI affiliates previously accounted for in the financial statements on the equity method.




                                            SUPPLEMENTAL SCHEDULES TO FINANCIAL STATEMENTS


                                                 CBI INDUSTRIES, INC. AND SUBSIDIARIES
                                   SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY AND EQUIPMENT
                                          FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 and 1991
                                                         (Thousands of Dollars)
             Column A              Column B    Column C     Column D                     Column E                Column F
             --------             ---------   ---------    ----------   --------------------------------------  -----------
                                   Balance    Provision     Retire-        Full Con-               Translation    Balance
                                     at        Charged       ments       solidation of  Reclassi-   Adjustment      at
          Classification          January 1   to Income     or Sales    Affiliates (a)  fications    /Other     December 31
          --------------          ---------   ---------    ----------   --------------  ---------  -----------  -----------
  Year ended December 31, 1993
    Land improvements             $   9,718    $    930     $    (103)         $   -     $    29     $    (41)     $ 10,533
    Buildings and improvements       41,560       6,518        (1,095)             -       2,701        2,405        52,089
    Plant machinery and terminals   243,945      43,078       (20,843)             -      (8,151)          76       258,105
    Field and office equipment      291,302      50,174       (94,780)             -       5,421       (3,957)      248,160
                                  ---------    --------     ---------          ------    -------     --------      --------
       Total                      $ 586,525    $100,700     $(116,821)         $   -     $    -      $ (1,517)     $568,887
                                  =========    ========     =========          ======    =======     ========      ========

  Year ended December 31, 1992
    Land improvements             $   9,284    $    589     $     (45)         $   -     $    (1)    $   (109)     $  9,718
    Buildings and improvements       41,814       5,173        (2,828)             -      (1,576)      (1,023)       41,560
    Plant machinery and terminals   204,437      42,415        (4,604)             -       6,506       (4,809)      243,945
    Field and office equipment      273,958      39,779       (12,642)             -      (4,929)      (4,864)      291,302
                                  ---------    --------     ---------          ------    -------     --------      --------
       Total                      $ 529,493    $ 87,956     $ (20,119)         $   -     $    -      $(10,805)     $586,525
                                  =========    ========     =========          ======    =======     ========      ========

  Year ended December 31, 1991
    Land improvements             $   6,226    $  2,229     $    (487)         $   -     $ 1,320     $     (4)     $  9,284
    Buildings and improvements       27,989      12,345        (1,934)            985      2,560         (131)       41,814
    Plant machinery and terminals   179,708      24,680        (3,046)          8,197     (4,339)        (763)      204,437
    Field and office equipment      253,843      36,410       (16,931)            685        459         (508)      273,958
                                  ---------    --------     ---------          ------    -------     --------      --------
       Total                      $ 467,766    $ 75,664     $ (22,398)         $9,867    $    -      $ (1,406)     $529,493
                                  =========    ========     =========          ======    =======     ========      ========


  (a) Results from increased ownership in CBI affiliates previously accounted for in the financial statements on the equity method.




                                           SUPPLEMENTAL SCHEDULES TO FINANCIAL STATEMENTS


                                                 CBI INDUSTRIES, INC. AND SUBSIDIARIES
                                     SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                          FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 and 1991
                                                         (Thousands of Dollars)
                              Column A                  Column B     Column C     Column D      Column E
                              --------                 ---------    ---------    ----------    -----------
                                                                    Additions
                                                        Balance     Charged to                   Balance
                                                          at        Costs and                       at
                            Descriptions               January 1     Expenses    Deductions    December 31
                            ------------               ---------    ---------    ----------    -----------
                 Year ended December 31, 1993
                   Allowance for doubtful accounts        $8,000       $6,100      $(2,600)        $11,500
                                                          ======       ======      =======         =======


                 Year ended December 31, 1992
                   Allowance for doubtful accounts        $8,600       $4,900      $(5,500)        $ 8,000
                                                          ======       ======      =======         =======


                 Year ended December 31, 1991
                   Allowance for doubtful accounts        $8,200       $3,900      $(3,500)        $ 8,600
                                                          ======       ======      =======         =======





                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
        ON SUPPLEMENTAL SCHEDULES TO CONSOLIDATED FINANCIAL STATEMENTS


To the Shareholders and Board of Directors, CBI Industries, Inc.:

  We have audited in accordance with generally accepted auditing standards, the financial statements of CBI Industries, Inc. and Subsidiaries included in the company's 1993 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 17, 1994. Our report on these financial statements includes an explanatory paragraph with respect to the change in methods of accounting for income taxes and for postretirement benefits other than pensions in 1992 as discussed in Notes 11 and 12 to the financial statements. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental schedules to financial statements listed in the index to Item 14 on page 10 are the responsibility of the company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These supplemental schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                /s/ ARTHUR ANDERSEN & CO.
                                                _________________________
                                                    ARTHUR ANDERSEN & CO.



Chicago, Illinois
February 17, 1994




                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
                     WITH RESPECT TO FORM S-8 AND FORM S-3


  As independent public accountants, we hereby consent to the incorporation of our reports included and incorporated by reference in this Form 10-K, into the company's previously filed Registration Statements on Form S-8 (Nos. 33-46962, 33-14906 and 33-37246) and on Form S-3 (Nos. 33-65122 and 33-51595).


                                                /s/ ARTHUR ANDERSEN & CO.
                                                _________________________
                                                    ARTHUR ANDERSEN & CO.


Chicago, Illinois
March 15, 1994

                         1993 FORM 10-K ANNUAL REPORT
                                 EXHIBIT INDEX

Item 14 (a) 3
  Exhibit

  (3) Articles of Incorporation and By-Laws.

      (i) Articles of Incorporation.

          - Certificate of Incorporation as amended can be found in CBI's Form 10-Q dated November 13, 1992 and is incorporated herein by reference.

     (ii) By-Laws.

          - By-laws as amended can be found in CBI's Form 10-K dated March 29, 1991 and are incorporated herein by reference.

  (4) Instruments Defining the Rights of Security Holders, Including
      Indentures.

      - 6 1/4% Notes due June 30, 2000. The indenture can be found in CBI's Form S-3 dated June 22, 1993 and is incorporated herein by reference.

      - 6 5/8% Notes due March 15, 2003. The indenture can be found in CBI's Form S-3 dated February 26, 1993 and is incorporated herein by reference.

      - Series A Preferred Stock Purchase Rights Agreement as amended can be found in CBI's Form 8-K dated August 8, 1989 and is incorporated herein by reference.

      - Description of Convertible Voting Preferred Stock, Series C can be found in CBI's Form 8-K dated April 19, 1988 and is incorporated herein by reference.

  (10) Material Contracts.

    (iii) Executive Contracts and Compensation Plans.

        (a) Directors' Deferred Fee Plan, as amended, can be found in CBI's Form 10-K dated March 30, 1993 and is incorporated herein by reference.

        (b) Agreement between John E. Jones and CBI can be found in CBI's Form 10-K dated March 29, 1983 and is incorporated herein by reference.

        (c) A summary of the Termination Agreements can be found in CBI's Form 8-K dated October 10, 1986 and is incorporated herein by reference.

        (d) Agreement between George L. Schueppert and CBI can be found in CBI's Form 10-K dated March 29, 1989 and is incorporated herein by reference.

        (e) CBI Industries Stock Option Plan, as amended, can be found in CBI's Form S-8 dated October 10, 1990 and is incorporated herein by reference.

        (f) CBI Executive Life Insurance Plan can be found in CBI's Form 10-K dated March 30, 1993 and is incorporated herein by reference.

  (11) Computation of Per Share Earnings.

  (13) Portions of the 1993 Annual Report to Shareholders expressly incorporated by reference into this report.

  (21) Subsidiaries of the Registrant.