Form 10-Q
period 1994-03-31
CBI INDUSTRIES INC /DE/
filed 1994-05-16
CIK 310431

FORM 10-Q
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549




          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1994

                                      OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from      to
                                                 ----    ----


                         Commission File Number 1-7833


                             CBI INDUSTRIES, INC.


Incorporated in Delaware                 IRS Identification Number: 36-3009343



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


                              YES  X      NO
                                 -----      -----

The number of shares outstanding of a single class of common stock as of March 31, 1994 - 37,817,537.







                                    1 of 17



                     CBI INDUSTRIES, INC. AND SUBSIDIARIES
                               Table of Contents





PART I.  FINANCIAL INFORMATION

         Financial Statements:                                         Page
            Statements of Income
            Three Months Ended March 31, 1994 and 1993.................   3

            Balance Sheets
            March 31, 1994 and December 31, 1993.......................   4

            Statements of Cash Flows
            Three Months Ended March 31, 1994 and 1993.................   6

         Notes to Financial Statements.................................   7

         Management's Discussion and Analysis of Operating
         Performance and Financial Condition...........................  10

PART II. OTHER INFORMATION.............................................  15

SIGNATURE PAGE.......................................................... 17

                            PART I - FINANCIAL INFORMATION
                         CBI INDUSTRIES, INC. AND SUBSIDIARIES
                                 Statements of Income


                                                                        Three Months
     Thousands of dollars,                                             Ended March 31,
       except per share amounts                                       1994        1993
     Revenues
       Contracting Services                                          $174,484    $166,966
       Industrial Gases                                               197,525     192,405
       Investments                                                     29,874      38,555
                                                                    ---------   ---------
         Total revenues                                               401,883     397,926
                                                                    ---------   ---------
     Costs of services and products sold
       Contracting Services                                           147,507     150,468
       Industrial Gases                                               140,493     136,796
       Investments                                                     24,209      33,204
                                                                    ---------   ---------
         Total costs of services and products sold                    312,209     320,468
                                                                    ---------   ---------
         Gross profit from operations                                  89,674      77,458
                                                                    ---------   ---------
     Selling and administrative expense
       Contracting Services                                            19,814      19,040
       Industrial Gases                                                32,439      31,903
       Investments                                                      1,223         738
       Corporate                                                        4,766       4,398
                                                                    ---------   ---------
         Total selling and administrative expense                      58,242      56,079
                                                                    ---------   ---------

     Income from operations                                            31,432      21,379

     Interest expense                                                  (8,146)     (5,462)
                                                                    ---------   ---------
     Income before income taxes and minority interest                  23,286      15,917

     Provision for income taxes                                       (11,500)     (7,000)
                                                                    ---------   ---------
     Income before minority interest                                   11,786       8,917

     Minority interest in income                                       (2,113)     (3,333)
                                                                    ---------   ---------
     Net income                                                         9,673       5,584

     Dividends on preferred shares                                     (1,501)     (1,435)
                                                                    ---------   ---------
     Net income to common shareholders                               $  8,172    $  4,149
                                                                    =========   =========

     Net income per common share
       Primary                                                       $   0.22    $   0.11
       Fully diluted                                                     0.20        0.11

     Average common shares outstanding (thousands)
       Primary                                                         37,680      36,873
       Fully diluted                                                   43,257      42,344

     Dividends on common shares
       Amount                                                        $  4,535    $  4,422
       Per share                                                         0.12        0.12

     <F1>
     The accompanying notes are an integral part of these financial statements.

                     CBI INDUSTRIES, INC. AND SUBSIDIARIES
                                 Balance Sheets
                                     Assets

                                                        March 31,     Dec. 31,
     Thousands of dollars                                  1994         1993
     Current assets
       Cash                                            $   14,336   $    6,224
       Temporary cash investments                          25,214       17,005
       Accounts receivable, less allowances
         of 10,700 and 11,500                             248,901      283,952
       Contracts in progress with earned revenues
         exceeding related progress billings               67,224       61,823
       Inventories (Note 2)                                61,765       63,644
       Other current assets                                43,098       38,626
                                                        ---------    ---------
         Total current assets                             460,538      471,274
                                                        ---------    ---------






      Other assets
        Notes receivable                                   36,889       33,057
        Real estate properties                             26,589       26,721
        Equity in unconsolidated affiliates                60,098       65,506
        Intangible assets                                  79,076       78,278
        Other non-current assets                           60,462       64,444
                                                        ---------    ---------
          Total other assets                              263,114      268,006
                                                        ---------    ---------






      Property and equipment
        Land and improvements                              70,221       67,700
        Buildings and improvements                        185,966      187,203
        Plant machinery and terminals                     892,280      848,710
        Field and office equipment                        600,322      596,239
                                                        ---------    ---------
                                                        1,748,789    1,699,852
        Accumulated depreciation                         (583,333)    (568,887)
                                                        ---------    ---------
          Net property and equipment                    1,165,456    1,130,965
                                                        ---------    ---------
                                                       $1,889,108   $1,870,245
                                                        =========    =========
     <F1>
     The accompanying notes are an integral part of these financial statements.

                     CBI INDUSTRIES, INC. AND SUBSIDIARIES
                           Balance Sheets (Continued)
                      Liabilities and Shareholders' Equity

                                                        March 31,     Dec. 31,
     Thousands of dollars                                  1994         1993
       Current liabilities
         Notes payable                                 $   76,976   $   43,472
         Current maturities of long-term debt (Note 3)     24,197       25,226
         Accounts payable                                  56,662       66,558
         Dividends payable                                    688        2,790
         Accrued liabilities                              127,616      137,871
         Contracts in progress with progress billings
           exceeding related earned revenues               58,130       52,198
         Income taxes payable                              21,808       16,955
                                                        ---------    ---------
           Total current liabilities                      366,077      345,070
                                                        ---------    ---------

       Long-term debt (Note 3)                            600,456      607,579
                                                        ---------    ---------
       Other non-current liabilities                      130,256      130,494
                                                        ---------    ---------
       Deferred income taxes                               38,744       42,867
                                                        ---------    ---------
       Minority interest in subsidiaries                   67,874       67,623
                                                        ---------    ---------

     Shareholders' investment
       Preferred stock
         Series C (Note 4)                                119,681      120,318
         Unallocated ESOP shares (Note 6)                  (2,740)      (3,654)
         Unamortized ESOP debt (Note 6)                   (81,965)     (83,584)
                                                        ---------    ---------
           Total preferred stock                           34,976       33,080
                                                        ---------    ---------
       Common stock
         Common stock (Note 5)                             99,459       99,459
         Additional paid-in capital                       214,320      214,320
         Retained earnings                                434,904      427,828
         Unamortized restricted stock awards              (13,281)      (8,498)
         Unallocated ESOP shares (Note 6)                    (698)        (931)
         Unamortized ESOP debt (Note 6)                   (18,249)     (18,609)
         Cost of reacquired common stock (Note 5)         (39,420)     (45,353)
         Cumulative translation adjustment                (26,310)     (24,684)
                                                        ---------    ---------
           Total common stock                             650,725      643,532
                                                        ---------    ---------
             Total shareholders' investment               685,701      676,612
                                                        ---------    ---------
                                                       $1,889,108   $1,870,245
                                                        =========    =========
     <F1>
     The accompanying notes are an integral part of these financial statements.

                             CBI INDUSTRIES, INC. AND SUBSIDIARIES
                                   Statements of Cash Flows

                                                                        Three Months
     Thousands of dollars                                              Ended March 31,
                                                                      1994       1993
     Cash flows from operating activities
       Net income                                                   $  9,673   $  5,584
       Depreciation                                                   24,837     23,793
                                                                    --------   --------
                                                                      34,510     29,377

       Decrease/(increase) in accounts receivable                     36,119     (9,436)
       Decrease in contracts in progress, net                            531      3,763
       (Decrease) in accounts payable,
         accrued liabilities and income taxes, net                   (14,794)    (3,763)
       (Decrease)/increase in deferred income taxes                   (2,174)     1,252
       Decrease in undistributed earnings
         of unconsolidated affiliates                                    111        799
       Other, net                                                      3,608        969
                                                                    --------   --------
       Total cash flows from operating activities                     57,911     22,961
                                                                    --------   --------
     Cash flows from capital investment activities
       Purchase of property and equipment                            (67,540)   (42,174)
       Disposition of property and equipment                           2,216      2,397
       Decrease/(increase) in other assets, net                        1,681        (87)
       Other, net                                                      3,101        846
                                                                    --------   --------
       Total cash flows from capital investment activities           (60,542)   (39,018)
                                                                    --------   --------
     Cash flows from financing and shareholder activities
       Issuance of debt                                               44,809     89,389
       Repayment of debt                                             (19,191)   (69,230)
                                                                    --------   --------
                                                                      25,618     20,159
       Sale of common stock                                            2,328      1,073
       Purchase of common stock                                         (264)      (898)
       Dividends paid                                                 (8,730)    (8,734)
                                                                    --------   --------
       Total cash flows from financing and shareholder activities     18,952     11,600
                                                                    --------   --------
     Increase/(decrease) in cash and temporary cash investments     $ 16,321   $ (4,457)
                                                                    ========   ========

     <F1>
     The accompanying notes are an integral part of these financial statements.




                     CBI INDUSTRIES, INC. AND SUBSIDIARIES
                         Notes to Financial Statements
                                March 31, 1994

                             Thousands of dollars



(1)  Additional Information

     The consolidated financial statements included herein have been prepared by CBI Industries, Inc. and Subsidiaries (CBI), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although CBI believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the 1993 annual report on Form 10-K of CBI.

     In the opinion of CBI, all adjustments necessary to present fairly the financial position of CBI as of March 31, 1994 and the results of its operations and cash flows for the period then ended have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.


(2)  Inventories

     Inventories by component and valuation method at March 31, 1994:


     Raw materials and supplies                                     $30,740

     Work in process                                                  5,400

     Finished goods                                                  25,625
                                                                    -------
          Total inventories                                         $61,765
                                                                    =======

     Average cost method                                            $49,421

     First-in, first-out method                                      12,344
                                                                    -------
          Total inventories                                         $61,765
                                                                    =======

(3)  Long-Term Debt

Summary of long-term debt at March 31, 1994:

Commercial Paper and Other Similar Borrowings with a weighted
 average quarter-end interest rate of 3.6%                    $238,755

6-1/4% Notes due 2000, net of unamortized discount of $271      74,729

6-5/8% Notes due 2003, net of unamortized discount of $524      74,476

Senior ESOP Notes with a quarter-end interest rate of 8.354%,
 maturing in 1994 through 2002                                  98,836

Variable Rate Secured Notes with a weighted average quarter-
 end interest rate of 4.9%, maturing in 1994 through 2001       64,800

Variable Rate Unsecured Notes with a weighted average quarter-
 end interest rate of 5.5%, maturing in 1994 through 1998       66,894

Fixed Rate Secured Notes with a weighted average quarter-end
 interest rate of 9.6%, maturing in 1994 through 1998            1,166

Fixed Rate Unsecured Notes with a weighted average quarter-
 end interest rate of 8.8%, maturing in 1994 through 1997        3,930

Capital Lease Obligations with a weighted average quarter-end
 interest rate of 13.1%, payable through 1996                      725

Other                                                              342
                                                              --------
                                                               624,653

Less: current maturities                                       (24,197)
                                                              --------
                                                              $600,456
                                                              ========

     Commercial paper and other similar borrowings, which would normally be classified as current debt, have been classified as long-term debt since this debt is supported by unused commitments under an existing $300,000 unsecured three-year extendible revolving credit agreement. The agreement has a present termination date of December 31, 1996, which is extendible annually for one additional year by mutual consent. Amounts borrowed under the agreement may be repaid under certain options and a commitment fee is payable on any unused portion.


     Minimum annual principal payments of long-term debt are as follows:


     April 1 through December 31, 1994                             $ 17,070

     Year ending December 31, 1995                                   25,191

     Year ending December 31, 1996                                  269,555

     Year ending December 31, 1997                                   25,175

     Year ending December 31, 1998                                   46,273

     Year ending December 31, 1999                                   20,085

     After 1999                                                     221,304
                                                                   --------
                                                                   $624,653
                                                                   ========
                                       8


(4)  Preferred Stock

     Preferred stock - $1.00 par value; authorized - 20,000,000 shares.

     Series A - No shares have been issued. 800,000 shares are reserved as Series A Junior Participating Preferred Stock.

     Series C - 3,693,859 shares are issued as Convertible Voting Preferred Stock, Series C, at March 31, 1994 and 3,713,519 shares at December 31, 1993. The annual dividend is $2.27 per share.

(5)  Common Stock

     Common stock - $2.50 par value; authorized - 120,000,000 shares; issued
     -  39,783,614 shares at March 31, 1994 and December 31, 1993.

     Reacquired stock - The number of reacquired shares of common stock was 1,966,077 at March 31, 1994 and 2,273,761 at December 31, 1993.

(6)  Employee Stock Ownership Plan (ESOP)

     Unallocated ESOP shares - Shares received and purchased from the transfer of the surplus assets from the terminated and restructured defined benefit pension plans are reflected as unallocated ESOP shares. These shares are being allocated to eligible employees over a period of eight years beginning in 1987. As of March 31, 1994, 68,459 common shares and 102,306 Series C preferred shares are subject to future allocation.

     Unamortized ESOP debt - The Senior ESOP Notes, which were issued in 1988, in an amount of $125,000, were initially offset by a like amount of unamortized ESOP debt in shareholders' investment. As company contributions plus the dividends on the shares held by the ESOP are used to meet interest and principal payments on the loan over its 14-year term, shares acquired with the loan proceeds are allocated to eligible employees. As of March 31, 1994, 808,750 common shares and 2,060,055 Series C preferred shares are subject to future allocation.

(7)  Unconsolidated Affiliates - Summarized Financial Information

     Summarized financial information for unconsolidated affiliates (50% or less owned companies) follows. Intercompany transactions have not been eliminated.

                                                         Three Months
                                                             Ended
                                                            March 31,
                                                              1994
                                                         -------------
Revenues                                                       $77,303

Gross profit                                                    28,497

Income before income taxes                                      10,560

Net income                                                       8,256

CBI's equity in net income                                       2,316

                  Management's Discussion and Analysis
            of Operating Performance and Financial Condition

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes.

OPERATING PERFORMANCE

OVERVIEW. Consolidated net income for the first quarter ended March 31, 1994 was $9.7 million ($0.22 per common share) compared to $5.6 million ($0.11 per common share) for the first quarter of 1993.

Revenues for the first three months of 1994 were $401.9 million, up 1.0% from $397.9 million in revenues in the first quarter of 1993, due to an improvement in the Contracting Services segment as well as the continuing growth in the company's Industrial Gases business. This improvement was partially offset by a managed decline in revenues in the Investments segment, as Statia Terminals reduced its sales of low-margined petroleum products. Gross profit of $89.7 million (22.3% of revenues) in 1994's first quarter compared to $77.5 million (19.5% of revenues) in the previous year's first quarter, reflecting both the increase in revenues and better margins in Contracting Services as well
as better margins in the Investments segment.   Selling and
administrative expenses increased 3.9% from $56.1 million in 1993 to $58.2 million in the first quarter of 1994. Income from operations of $31.4 million in the quarter (7.8% of revenues) was up 47.0% from 1993's income from operations of $21.4 million (5.4% of revenues), while cash flow from operations increased by 45.0% to $68.9 million.

CBI's comparative operating performance (before interest and taxes) for the first quarters of 1994 and 1993 is as follows (dollars in thousands):



                                       1994              1993
                                       ----              ----
Revenues                           $401,883          $397,926
Costs                               312,209           320,468
                                   --------          --------
Gross profit                         89,674            77,458
Gross profit-%                        22.3%             19.5%

Selling and administrative           58,242            56,079
                                   --------          --------
Income from operations               31,432            21,379
Income from operations-%               7.8%              5.4%

Depreciation                         24,837            23,793
Other non-cash charges               12,592             2,304
                                   --------          --------
Cash flow from operations          $ 68,861          $ 47,476
                                   ========          ========

CONTRACTING SERVICES. The operating results of Chicago Bridge and Iron Company during the quarters ended March 31, 1994 and 1993 are as follows (dollars in thousands):

                                       1994             1993
                                       ----             ----
Revenues                           $174,484         $166,966
Costs                               147,507          150,468
                                   --------         --------
Gross profit                         26,977           16,498
Gross profit-%                        15.5%             9.9%

Selling and administrative           19,814           19,040
                                   --------         --------
Income from operations             $  7,163         $ (2,542)
Income from operations-%               4.1%           (1.5)%
                                   ========         ========

New contract awards during the first quarter of 1994 amounted to $221.9 million, a 77.2% improvement over the $125.3 million of new business recorded in the first quarter of 1993. While substantially greater than in the comparable quarter of 1993, new contract awards in 1994's first quarter represented a more current market level of orders as compared to the extraordinary new order total of the last quarter of 1993, when $332.4 million in new business was received. About 60% of new orders in the first quarter of 1994 were for work within the U.S., although the company was awarded a contract in excess of $40 million in the Asia-Pacific market area. The current backlog of work to be executed in the future amounted to $475.7 million as of March 31, 1994, as compared to $424.9 million at December 31, 1993 and $284.0 million at March 31, 1993.

Revenues in the first quarter of 1994 were up 4.5% over the previous year, reflecting the realization of the stronger order flow experienced since mid-1993. Approximately 55% of 1994 revenues were from domestic work, somewhat less than the domestic share of revenues in the previous year, as Chicago Bridge's international units increased their activities in Africa, Southeast Asia and the Caribbean. Ershig's, a company specializing in fiberglass-reinforced plastic and dual laminate vessels and tanks which was acquired by Chicago Bridge in the second quarter of 1993, contributed revenues during the current quarter which accounted for a portion of the revenue gain in the first quarter of 1994.

Income from operations was positive in the first three months of 1994 in contrast to the operating loss sustained in the first quarter of 1993 when reserves were established for the closing of an Alabama fabrication facility. Results in the current quarter also modestly benefited from the favorable resolution of certain international contract claims and a gain from the sale of property to the U.S. Navy. While operating income improved on both domestic and international work, margins on work put in place continued to reflect the effects of generally uncertain economic conditions affecting Chicago Bridge's major customers as well as the unresolved environmental requirements facing the company's process industry customers. Results in the quarter also do not reflect any adjustments to previously established reserves for the unexpected verdict and resulting $31.5 million judgment entered against CBI Na-Con on April 6 in the previously reported Marathon Oil case in Houston, Texas. This judgment was revised to $33.5 million on May 6, 1994 as a result of a different calculation of prejudgment interest. Because the amount CBI Na-Con may yet be required to pay in this matter is uncertain due to the continued court actions which are pending, additional reserves, if any, beyond those previously established will be reviewed and established as needed.

INDUSTRIAL GASES. Liquid Carbonic's performance for the first quarters of 1994 and 1993 is as follows (dollars in thousands):

                                       1994              1993
                                       ----              ----
Revenues                           $197,525          $192,405
Costs                               140,493           136,796
                                   --------          --------
Gross profit                         57,032            55,609
Gross profit-%                        28.9%             28.9%

Selling and administrative           32,439            31,903
                                   --------          --------
Income from operations             $ 24,593          $ 23,706
Income from operations-%              12.5%             12.3%
                                   ========          ========

Revenues in the Industrial Gases segment increased 2.7% year-to-year due mainly to an 8% growth in revenues outside North America, including the results of two Polish atmospheric gas companies acquired in the second quarter of 1993. The 1993 results include approximately $3 million in revenues of product lines since discontinued or sold. Revenues increased in all geographic areas except Canada, where the adverse economic conditions which continue to depress Liquid Carbonic's markets in that country, coupled with a lower exchange rate for the Canadian dollar, caused a 6% decline in revenues from the comparable 1993 quarter.

Income from operations increased 3.7% from 1993 to 1994 and improved slightly as a percent of revenues, due to the continuing growth of revenues outside North America where the company enjoys better profit margins. Operating margins in certain Latin American countries were, however, affected by Liquid Carbonic's recent expansion into the precipitated calcium carbonate market, where margins are lower than in the company's historical lines of business. Operating margins in the United States improved year-to-year, particularly in the cylinder gas business due to the positive effect from the sale of the lower-margined retail operations. These improvements were partially offset by the impact of domestic carbon dioxide selling prices, which were approximately 3% lower in the first quarter of 1994 than in the comparable 1993 quarter. Unit volumes of all gases sold in the U.S., however, increased in year-to-year comparisons.

Reductions in selling and administrative expenses in the U.S. also contributed to the improvement in operating margins. Impacts from Liquid Carbonic's restructuring program were not yet felt in the first quarter, but are expected to begin being reflected in results during the second quarter of 1994.

INVESTMENTS. The operating results of Statia Terminals and the contributions from financial investments comprising the Investments segment for the first quarters of 1994 and 1993 are as follows (dollars in thousands):

                                       1994              1993
                                       ----              ----
Revenues                            $29,874           $38,555
Costs                                24,209            33,204
                                    -------           -------
Gross profit                          5,665             5,351
Gross profit-%                        19.0%             13.9%

Selling and administrative            1,223               738
                                    -------           -------
Income from operations              $ 4,442           $ 4,613
Income from operations-%              14.9%             12.0%
                                    =======           =======

Revenues for the current quarter declined 22.5% from the same quarter in 1993, but gross profit was up 5.9% due to a change in the mix of product revenues in Statia Terminals, where sales of low-margined petroleum products declined approximately $12 million from the first quarter of 1993 compared to the current quarter, while storage fee revenue and higher margined sales of bunker fuel increased about $3 million. Selling and administrative expense increased from the previous year due in part to the inclusion in 1994 of the results of Statia Terminals Point Tupper, a Canadian terminal company of which Statia Terminals became sole owner in October 1993, and in part to a reclassification in 1994 of certain charges previously included in costs of revenues. Statia's income from operations resulted in a nearly 10% improvement over the same period in 1993.

Other than Statia Terminals, the other investments in the segment recorded lower income from operations compared to 1993, primarily due to the inclusion in the first quarter of 1993 of a gain from the sale of an
investment.   Returns from other financial investments, net of foreign
currency exchange effects, were greater in 1994 than in 1993.

OTHER INCOME STATEMENT MATTERS. Interest expense in the first quarter of 1994 amounted to $8.1 million compared to $5.5 million in the comparable quarter of 1993, reflecting higher debt levels and the issuance of $150 million in long-term debt, $75 million each in March and July of 1993. The estimated effective income tax rates were 49.4% in the first quarter of 1994, compared to 44.0% in 1993; however, the 1993 effective income tax rate was adjusted upward in subsequent quarters and averaged 49.0% for all of 1993. CBI's effective income tax rate continues to be higher than the statutory U.S. tax rate because its taxable domestic earnings remain low relative to earnings from its international operations.

Fully diluted earnings per share, assuming the conversion of the company's Series C Convertible Voting Preferred Stock as required by accounting disclosure rules, was $0.20 for the first quarter of 1994 and $0.11 for the comparable quarter of 1993.

FINANCIAL CONDITION

BALANCE SHEET. CBI's financial position and capital resources are adequate to permit the financing of its operations. Cash and short-term investments totalled $39.6 million at March 31, 1994, compared to $23.2 million at December 31, 1993. Working capital decreased from $126.2 million at the end of 1993 to $94.5 million, due to an increase of $32.5 million in short-term debt, most of which will be reclassified as long-term, non-current debt under an international revolving credit agreement now being expanded, and a reduction of $35.1 million in accounts receivable. Total debt (notes payable plus current and non-current long-term debt) increased from $676.3 million at December 31, 1993 to $701.6 million as a result of the company's ongoing program of capital investment (see below). The ratio of total debt to total capitalization (total debt plus shareholders' investment) was 50.6% at March 31, 1994, up from 50.0% at the end of 1993 and 40.9% at March 31, 1993. With CBI's ESOP debt considered as equity, which will occur as the common and preferred shares held by the ESOP Trust are allocated to eligible employees, debt as a percent of capitalization was 43.5% at March 31, 1994, compared to 42.4% at December 31, 1993 and 32.0% at March 31, 1993.

CAPITAL EXPENDITURES. Expenditures for new plant and equipment in the first quarter of 1994 totalled $67.5 million, with $21.3 million dedicated to sustaining the current level of business and $46.2 million invested in increased capacity. Of the total expenditures, $53.4 million was invested in Liquid Carbonic during the quarter. Capital expenditures for the first quarter of 1993 amounted to $42.2 million.

                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Marathon/Texas City Litigation

On October 30, 1987, CBI Na-Con, Inc. ("CBI Na-Con") was working in the Marathon Petroleum Company refinery in Texas City, Texas. While a lift was being made by a crane supplied and operated by others, the crane became unstable, causing the operator to drop the load on a hydrofluoric acid tank which released part of its contents into the atmosphere. The community surrounding the refinery was evacuated after the incident, and a substantial number of persons evacuated sought medical attention. CBI Na-Con has reached settlements with all but about 15 of the 4,300 (approximate) third-party plaintiffs who brought suit as a result of the incident.

CBI Na-Con also is a defendant in a lawsuit brought in 1989 by Marathon for damage to Marathon's property, lost profits and cost of repair. In 1993 the lawsuit was amended to include reimbursement for Marathon's expenditures relating to the incident, including emergency response costs, third party legal fees and claims payments. This lawsuit went to trial in March, 1994, and after a trial that lasted approximately four weeks, a jury in Harris County, Texas returned a verdict against CBI Na-Con. Judgment on the verdict in the amount of approximately $31,500,000, which includes prejudgment interest, was entered on April 6, 1994, against CBI Na-Con. This judgment was revised to $33,500,000 on May 6, 1994, as a result of a different calculation of prejudgment interest. The result in this case was totally unexpected by CBI Na-Con, and CBI Na-Con believes the result was incorrect in many respects, including the trial court's incorrect application of substantive and procedural law with respect to liability, evidence and damages. CBI Na-Con, Inc. is seeking relief through post trial motions, and, if unsuccessful, will appeal to the Texas Court of Appeals.

After CBI's insurers declined to indemnify CBI for this incident based on certain pollution exclusions contained in CBI's insurance policies, CBI filed suit in Harris County, Texas against its insurers seeking a court ruling that the policies covered the incident. The Trial Court, on the insurers' preliminary motion, sustained the insurers' position that coverage did not exist. The Texas Court of Appeals reversed the Trial Court and found that CBI should be allowed to proceed with its lawsuit and related discovery against the insurers. The insurers immediately appealed the Court of Appeals decision in CBI's favor to the Texas Supreme Court which has agreed to hear the appeal. It is CBI's position that it was not the intent of the pollution exclusions in the policies to exclude an incident of this kind.

Because the amount CBI Na-Con may yet be required to pay in this matter is uncertain due to the pending court actions, additional reserves, if any, beyond those previously established will be reviewed and established as needed.


Antitrust Matters

A subsidiary of the company, Liquid Carbonic Industries Corporation ("Liquid Carbonic"), has been or is currently involved in civil litigation and governmental proceedings relating to antitrust matters. In this regard, since April 1992, several lawsuits have been filed against Liquid Carbonic and various competitors. These cases have been consolidated in the United States District Court for the Middle District of Florida, Orlando Division. The lawsuits allege generally that, beginning not later than 1968 and continuing through October, 1992, defendants conspired to allocate customers, fix prices and rig bids for carbon dioxide in the United States in violation of the antitrust laws. On April 19, 1993, the court certified a class in the consolidated cases consisting of direct purchasers of carbon dioxide from defendants in the continental United States for the period from January 1, 1968, to and including October 26, 1992.

Plaintiffs seek from defendants unspecified treble damages, civil penalties, injunctive relief, costs and attorneys' fees. In addition, suits have been brought against Liquid Carbonic and others under the antitrust laws of the States of Alabama and California based upon the foregoing allegations. The Company believes that the allegations made against Liquid Carbonic in these lawsuits are without merit, and Liquid Carbonic intends to defend itself vigorously. Liquid Carbonic and its subsidiaries also from time to time furnish documents and witnesses in connection with governmental investigations of alleged violations of the antitrust laws. While the outcome of any particular lawsuit or governmental investigation cannot be predicted with certainty, the Company believes that these antitrust matters will not have a materially adverse effect on its operations or financial condition.


Environmental Litigation

Chicago Bridge & Iron Company ("Chicago Bridge") was a minority shareholder from 1934 to 1954 in a company which owned or operated at various times several wood treating facilities at sites in the United States, some of which are currently under investigation, monitoring or remediation under various environmental laws. Chicago Bridge is involved in litigation concerning environmental liabilities, which are currently undeterminable, in connection with certain of those sites. Chicago Bridge denies any liability for each site and believes that the successors to the wood treating business are responsible for cost of remediation of the sites. Chicago Bridge has reached settlements for environmental clean-up at most of the sites. The Company believes that any remaining potential liability will not have a materially adverse effect on its operations or financial condition.


Other Litigation

In addition to the above lawsuits, CBI is a defendant in a number of lawsuits arising from the conduct of its business. While it is impossible at this time to determine with certainty the ultimate outcome of this litigation, CBI's management believes that adequate provisions have been made for probable losses with respect thereto as best as can be determined at this time and that the ultimate outcome, after provisions therefor, will not have a material adverse effect on the financial position of CBI. The adequacy of reserves applicable to the potential costs of being engaged in litigation and potential liabilities resulting from litigation are reviewed as developments in the litigation warrant.


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

          1.       Underwriting Agreement

          3. (ii)  By-laws
                   As amended May 12, 1994.

          4.       Instruments Defining the Rights of Security Holders,
                     Including Indentures

                     4.1 Indenture
                     4.2 Form of Floating Rate Note
                     4.3 Form of Fixed Rate Note

          11.  Computation of Earnings per Common Share

     (b) Reports on Form 8-K

          A Form 8-K was filed under Item 5, Other Events and Item 7, Financial Statements and Exhibits. The date of that report was April 7, 1994.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        CBI INDUSTRIES, INC.




                                  BY /s/ George L. Schueppert
                                     _________________________________
                                     George L. Schueppert
                                     Executive Vice President - Finance
                                     and Chief Financial Officer





Date: May 13, 1994