Form 10-Q
period 1994-06-30
CBI INDUSTRIES INC /DE/
filed 1994-08-15
CIK 310431

FORM 10-Q
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549




          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1994

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

The number of shares outstanding of a single class of common stock as of June 30, 1994 - 37,887,617.













                                    1 of 17



                     CBI INDUSTRIES, INC. AND SUBSIDIARIES
                               Table of Contents






PART I.   FINANCIAL INFORMATION


           Financial Statements:                                        Page
            Statements of Income
            Six Months Ended June 30, 1994 and 1993....................    3

            Balance Sheets
            June 30, 1994 and December 31, 1993........................    4

            Statements of Cash Flows
            Six Months Ended June 30, 1994 and 1993....................    5

           Notes to Financial Statements...............................    6

           Management's Discussion and Analysis of Operating
           Performance and Financial Condition.........................    9

PART II.   OTHER INFORMATION...........................................   14

SIGNATURE PAGE.........................................................   17






































                                       2

                                 PART I - FINANCIAL INFORMATION

                                                                CBI INDUSTRIES, INC. AND SUBSIDIARIES
                                                                STATEMENTS OF INCOME

                                                                Three Months                Six Months
Thousands of dollars, except per share amounts                  Ended June 30,             Ended June 30,
                                                                    1994         1993          1994         1993
Revenues
  Contracting Services                                             $208,532     $197,716      $383,016     $364,682
  Industrial Gases                                                  228,238      204,611       425,763      397,016
  Investments                                                        33,220       25,515        63,094       64,070
    Total Revenues                                                  469,990      427,842       871,873      825,768

Costs of Services and Products Sold
  Contracting Services                                              177,809      175,424       325,316      325,892
  Industrial Gases                                                  155,245      142,669       295,738      279,465
  Investments                                                        26,852       21,109        51,061       54,313
    Total Costs of Services and Products Sold                       359,906      339,202       672,115      659,670

    Gross Profit from Operations                                    110,084       88,640       199,758      166,098

Selling and Administrative Expense
  Contracting Services                                               20,712       19,481        40,526       38,521
  Industrial Gases                                                   42,090       33,296        74,529       65,199
  Investments                                                         1,503        1,176         2,726        1,914
  Corporate                                                           5,424        5,163        10,190        9,561
    Total Selling and Administrative Expense                         69,729       59,116       127,971      115,195

Income from Operations                                               40,355       29,524        71,787       50,903

Interest Expense                                                     (9,656)      (6,898)      (17,802)     (12,360)

Income before Income Taxes and Minority Interest                     30,699       22,626        53,985       38,543

Provision for Income Taxes                                          (14,200)     (11,900)      (25,700)     (18,900)

Income before Minority Interest                                      16,499       10,726        28,285       19,643

Minority Interest in Income                                          (2,928)      (2,308)       (5,041)      (5,641)

Net Income                                                           13,571        8,418        23,244       14,002

Dividends on Preferred Shares                                        (1,507)      (1,492)       (3,008)      (2,927)
Net Income to Common Shareholders                                $   12,064   $     6,926   $   20,236   $   11,075

Net Income per Common Share
  Primary                                                        $  0.32      $  0.19       $  0.54      $  0.30
  Fully Diluted                                                  $  0.29      $  0.17       $  0.49      $  0.28

Average Common Shares Outstanding (thousands)
  Primary                                                            37,791       37,068        37,736       36,971
  Fully Diluted                                                      43,198       42,456        43,143       42,359

Dividends on Common Shares
  Amount                                                         $     4,544  $     4,432   $     9,079  $     8,854
  Per Share                                                      $       0.12 $       0.12  $       0.24 $       0.24

<F1>
The accompanying notes are an integral part of these financial statements.

 CBI INDUSTRIES, INC. AND SUBSIDIARIES
BALANCE SHEETS
Thousands of dollars                                                   June 30,             Dec. 31,
                                                                          1994                1993
Current Assets
  Cash                                                               $       12,498    $          6,224
  Temporary Cash Investments                                                 23,717              17,005
  Accounts Receivable, less allowances
    of 11,500 and 11,500                                                    260,273             283,952
  Contracts in Progress with Earned Revenues
    exceeding related Progress Billings                                      71,453              61,823
  Inventories                                                                76,824              63,644
  Other Current Assets                                                       44,241              38,626
                                                                            489,006             471,274

Other Assets
  Notes Receivable                                                           37,495              33,057
  Real Estate Properties                                                     26,877              26,721
  Equity in and Advances to Unconsolidated Affiliates                        47,381              65,506
  Intangible Assets                                                          74,670              78,278
  Other Non-Current Assets                                                   60,900              64,444
                                                                            247,323             268,006

Property and Equipment                                                    1,796,866           1,699,852
  Accumulated Depreciation                                                 (609,102)           (568,887)
                                                                          1,187,764           1,130,965
Total Assets                                                         $    1,924,093      $    1,870,245

Current Liabilities
  Notes Payable                                                      $       52,981    $         43,472
  Current Maturities of Long-Term Debt                                       13,374              25,226
  Accounts Payable                                                           64,965              66,558
  Dividends Payable                                                           2,713               2,790
  Accrued Liabilities                                                       127,948             137,871
  Contracts in Progress with Progress Billings
    exceeding related Earned Revenues                                        54,556              52,198
  Income Taxes Payable                                                       20,634              16,955
                                                                            337,171             345,070

Long-Term Debt and Other Liabilities
  Long-Term Debt                                                            665,039             607,579
  Other Non-Current Liabilities                                             125,179             130,494
  Deferred Income Taxes                                                      37,572              42,867
  Minority Interest in Subsidiaries                                          63,146              67,623

Shareholders' Investment
  Preferred Stock
    Series C                                                                117,049             120,318
    Unallocated ESOP Shares                                                  (1,828)             (3,654)
    Unamortized ESOP Debt                                                   (80,345)            (83,584)
                                                                             34,876              33,080

  Common Stock
    Common Stock                                                             99,459              99,459
    Additional Paid-in Capital                                              214,320             214,320
    Retained Earnings                                                       443,338             427,828
    Unamortized Restricted Stock Awards                                     (12,144)             (8,498)
    Unallocated ESOP Shares                                                    (465)               (931)
    Unamortized ESOP Debt                                                   (17,888)            (18,609)
    Cost of Reacquired Common Stock                                         (38,676)            (45,353)
    Cumulative Translation Adjustment                                       (26,834)            (24,684)
                                                                            661,110             643,532
  Total Shareholders' Investment                                            695,986             676,612
Total Liabilities and Shareholders' Investment                       $    1,924,093      $    1,870,245
<F1>
The accompanying notes are an integral part of these financial statements

             CBI INDUSTRIES, INC. AND SUBSIDIARIES
                   STATEMENTS OF CASH FLOWS

                                                               Six Months
Thousands of dollars                                           Ended June 30,
                                                                   1994         1993
Cash Flows from Operating Activities
  Net Income                                                    $  23,244 $     14,002
  Depreciation                                                     50,783       47,749
                                                                   74,027       61,751

  Decrease/(Increase) in Accounts Receivable                       29,493       (6,355)
  (Increase) in Contracts in Progress, net                         (6,313)      (1,055)
  (Decrease) in Accounts Payable,
    Accrued Liabilities and Income Taxes, net                     (13,044)     (29,303)
  (Decrease) in Deferred Income Taxes                              (3,974)      (1,646)
  Decrease in Undistributed Earnings
    of Unconsolidated Affiliates                                      468        1,844
  Other, net                                                       (4,800)      (4,454)
    Total Cash Flows from Operating Activities                     75,857       20,782

Cash Flows from Capital Investment Activities
  Purchase of Property and Equipment                             (122,367)     (85,824)
  Cost of Business Acquisitions, net of cash acquired              -           (19,151)
  Disposition of Property and Equipment                            12,323        6,273
  Decrease/(Increase) in Other Assets, net                          3,599       (1,764)
  Other, net                                                        5,311        4,131
    Total Cash Flows from Capital Investment Activities          (101,134)     (96,335)

Cash Flows from Financing and Shareholder Activities
  Issuance of Debt                                                 75,476      116,960
  Repayment of Debt                                               (24,446)     (25,083)
                                                                   51,030       91,877
  Sale of Common Stock                                              2,407        1,396
  Purchase of Common Stock                                         (1,899)      (1,189)
  Dividends Paid                                                  (13,275)     (13,184)
    Total Cash Flows from Financing and Shareholder Activities     38,263       78,900
Increase in Cash and Temporary Cash Investments                 $  12,986   $    3,347


The accompanying notes are an integral part of these financial statements.




                         CBI INDUSTRIES, INC. AND SUBSIDIARIES
                             Notes to Financial Statements
                                     June 30, 1994

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

     In the opinion of CBI, all adjustments necessary to present fairly the financial position of CBI as of June 30, 1994 and the results of its operations and cash flows for the period then ended have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.


(2)  Inventories

     Inventories by component and valuation method at June 30, 1994:


     Raw materials and supplies                                     $34,494

     Work in process                                                  6,251

     Finished goods                                                  36,079
                                                                    -------
          Total inventories                                         $76,824
                                                                    =======

     Average cost method                                            $54,239

     First-in, first-out method                                      22,585
                                                                    -------
          Total inventories                                         $76,824
                                                                    =======




















                                       6

(3)  Long-Term Debt

Summary of long-term debt at June 30, 1994:

Commercial Paper and Other Similar Borrowings with a weighted
 average quarter-end interest rate of 4.6%                    $264,389

Senior ESOP Notes with a quarter-end interest rate of 8.354%,
 maturing in 1994 through 2002                                  98,836

6-1/4% Notes due 2000, net of unamortized discount of $262      74,738

6-5/8% Notes due 2003, net of unamortized discount of $513      74,487

Variable Rate Secured Notes with a weighted average quarter-
 end interest rate of 5.5%, maturing in 1994 through 2001       67,200

Variable Rate Unsecured Notes with a weighted average quarter-
 end interest rate of 6.4%, maturing in 1994 through 1998       94,482

Other                                                            4,281
                                                              --------
                                                               678,413

Less: current maturities                                       (13,374)
                                                              --------
                                                              $665,039
                                                              ========

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


     Minimum annual principal payments of long-term debt are as follows:

     July 1 through December 31, 1994                              $  7,844

     Year ending December 31, 1995                                   17,051

     Year ending December 31, 1996                                  292,050

     Year ending December 31, 1997                                   25,268

     Year ending December 31, 1998                                   25,368

     Year ending December 31, 1999                                   89,508

     After 1999                                                     221,324
                                                                   --------
                                                                   $678,413
                                                                   ========










                                       7

(4)  Preferred Stock

     Preferred stock - $1.00 par value; authorized - 20,000,000 shares.

     Series A - No shares have been issued. 800,000 shares are reserved as Series A Junior Participating Preferred Stock.

     Series C - 3,612,642 shares are issued as Convertible Voting Preferred Stock, Series C, at June 30, 1994 and 3,713,519 shares at December 31, 1993. The annual dividend is $2.27 per share.

(5)  Common Stock

     Common stock - $2.50 par value; authorized - 120,000,000 shares; issued
     -  39,783,614 shares at June 30, 1994 and December 31, 1993.

     Reacquired stock - The number of reacquired shares of common stock was 1,895,997 at June 30, 1994 and 2,273,761 at December 31, 1993.

(6)  Employee Stock Ownership Plan (ESOP)

     Unallocated ESOP shares - Shares received and purchased from the transfer of the surplus assets from the terminated and restructured defined benefit pension plans are reflected as unallocated ESOP shares. These shares are being allocated to eligible employees over a period of eight years ending in 1994. As of June 30, 1994, 65,051 common shares and 100,936 Series C preferred shares are subject to future allocation.

     Unamortized ESOP debt - The Senior ESOP Notes, which were issued in 1988, in an amount of $125,000, were initially offset by a like amount of unamortized ESOP debt in shareholders' investment. As company contributions plus the dividends on the shares held by the ESOP are used to meet interest and principal payments on the loan over its 14-year term, shares acquired with the loan proceeds are allocated to eligible employees. As of June 30, 1994, 806,445 common shares and 2,057,544 Series C preferred shares are subject to future allocation.

































                                       8

                     Management's Discussion and Analysis
               of Operating Performance and Financial Condition

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes.

OPERATING PERFORMANCE

OVERVIEW. Consolidated net income for the second quarter ended June 30, 1994 was $13.6 million ($0.32 per common share) compared to $8.4 million ($0.19 per common share) for the second quarter of 1993. For the six months ending June 30, 1994, CBI's consolidated net income was $23.2 million ($0.54 per common share) compared to $14.0 million ($0.30 per common share) for the comparable 1993 period.

Revenues of $470.0 million for the quarter were $42.1 million (9.9%) greater than the $427.9 million recorded in the second quarter of 1993. Approximately half of the increase in revenues was attributable to the consolidation during the quarter of certain Canadian industrial gas distributorships in which the company owns the majority of shares. The remaining increase was due principally to a 5.5% improvement in the revenues of the Contracting Services segment. For the six months to date, revenues of $871.9 million were 5.6% greater than in 1993.

Gross profit of $110.1 million (23.4% of revenues) in the second quarter of 1994 compared favorably to gross profit of $88.6 million (20.7% of revenues) in 1993's second quarter. For the year to date 1994's gross profit of $199.8 million (22.9% of revenues) was 20% greater than the $166.1 million (20.1% of revenues) of the previous year, reflecting both the increase in revenues and improved margins in all three segments.

Selling and administrative expense increased $10.6 million from the second quarter of 1993 to the current quarter, almost entirely due to the consolidation of the Canadian distributorships. For the six months to date, selling and administrative expense of $128.0 million for 1994 compared to $115.2 million in 1993. Excluding the effect of the consolidation of the Canadian distributorships, selling and administrative expenses for the year to date have increased only 2.7%.

Income from operations of $40.4 million for the second quarter (8.6% of revenues) was up 36.7% from the $29.5 million (6.9% of revenues) in the comparable 1993 quarter. For the year to date, income from operations of $71.8 million (8.2% of revenues) in 1994 exceeded the $50.9 million (6.2% of revenues) recorded in 1993. Cash flow from operations for the quarter and year to date was $78.7 million and $147.6 million, respectively, compared to $62.3 million and $109.8 million in 1993.

CBI's comparative operating performance (before interest and taxes) for the second quarters of 1994 and 1993 and for the first six months of those years is as follows (dollars in thousands):

                                     Three Months             Six Months
                                    1994        1993        1994        1993

Revenues                        $469,990    $427,842    $871,873    $825,768
Costs                            359,906     339,202     672,115     659,670
                                --------    --------    --------    --------
Gross profit                     110,084      88,640     199,758     166,098
Gross profit-%                     23.4%       20.7%       22.9%       20.1%

Selling and administrative        69,729      59,116     127,971     115,195
                                --------    --------    --------    --------
Income from operations            40,355      29,524      71,787      50,903
Income from operations-%            8.6%        6.9%        8.2%        6.2%

Depreciation                      25,946      23,956      50,783      47,749
Other non-cash charges            12,427       8,826      25,019      11,130
                                --------    --------    --------    --------
Cash flow from operations       $ 78,728    $ 62,306    $147,589    $109,782
                                ========    ========    ========    ========
                                       9

CONTRACTING SERVICES. The operating results of Chicago Bridge and Iron Company for the three and six months ended June 30, 1994 and 1993 are as follows (dollars in thousands):

                                     Three Months             Six Months
                                    1994        1993        1994        1993

Revenues                        $208,532    $197,716    $383,016    $364,682
Costs                            177,809     175,424     325,316     325,892
                                --------    --------    --------    --------
Gross profit                      30,723      22,292      57,700      38,790
Gross profit-%                     14.7%       11.3%       15.1%       10.6%

Selling and administrative        20,712      19,481      40,526      38,521
                                --------    --------    --------    --------
Income from operations          $ 10,011    $  2,811    $ 17,174    $    269
Income from operations-%            4.8%        1.4%        4.5%        0.1%
                                ========    ========    ========    ========

Revenues for the Contracting Services segment increased 5.5% in the second quarter of 1994, as compared to the same quarter the year previous, and 5.0% for the six months to date. Virtually all of the increase took place within Chicago Bridge's international units as major contracts are being executed in Southeast Asia and the Caribbean. Within the United States, revenues were essentially constant between years.

Income from operations in both 1994 periods was up appreciably from the levels of 1993, when reserves were established for losses on certain contracts and for the closing of an Alabama fabrication facility.

New contract awards during the second quarter of 1994 amounted to $136.7 million, a 15.8% decline from the $162.4 million of new business recorded in the second quarter of 1993. Approximately 80% of the decline between years occurred in the United States as Chicago Bridge's major customers, particularly in the United States, have been reluctant to commit to significant changes in current operations in the face of unresolved environmental requirements and uncertain economic conditions in some overseas markets. An increase in the level of inquiries and bookings in recent weeks, however, indicates that the volume of new orders may return to the underlying levels achieved in the previous three quarters during the second half of 1994 and into 1995. New orders for the six-month period in 1994 were $358.7 million compared to $287.7 million in the same period in 1993. The backlog of work to be executed in the future amounted to $384.5 million as of June 30, 1994, as compared to $424.9 million at December 31, 1993 and $253.3 million at June 30, 1993.

INDUSTRIAL GASES. Liquid Carbonic's performance for the periods ending June 30, 1994 and 1993 is as follows (dollars in thousands):


                                     Three Months             Six Months
                                    1994        1993        1994        1993

Revenues                        $228,238    $204,611    $425,763    $397,016
Costs                            155,245     142,669     295,738     279,465
                                --------    --------    --------    --------
Gross profit                      72,993      61,942     130,025     117,551
Gross profit-%                     32.0%       30.3%       30.5%       29.6%

Selling and administrative        42,090      33,296      74,529      65,199
                                --------    --------    --------    --------
Income from operations          $ 30,903    $ 28,646    $ 55,496    $ 52,352
Income from operations-%           13.5%       14.0%       13.0%       13.2%
                                ========    ========    ========    ========

During the second quarter of 1994, Liquid Carbonic consolidated, for the first time, certain Canadian distributorships in which the company owns a majority of shares. While not affecting net income, the consolidation increased revenues by $25.2 million, gross profit by $10.0 million and selling and administrative expenses by $9.6 million.

Excluding the effect of this consolidation, revenues in the Industrial Gases segment remained essentially level with those of the second quarter of 1993 and are up 1% for the year to date, due to a 5% increase in revenues outside North America, including the results of two Polish atmospheric gas companies acquired in the second quarter of 1993. The 1993 results included approximately $5.1 million in the second quarter and $7.5 million for the six month period of revenues in product lines since discontinued or sold.

Income from operations for the quarter increased 7.9% from 1993 to 1994 and 6.0% for the six months to date. Operating income and margins improved in the United States in 1994's second quarter and for the year to date also, due to the sale in early 1994 of lower-margined retail operations and to reduced selling and administrative expenses in 1994 resulting from Liquid Carbonic's ongoing restructuring program. Additional savings are expected to be realized as the program proceeds.

Outside North America, income from operations and operating margins improved slightly in the second quarter of 1994 compared to the comparable 1993 quarter, particularly in Brazil, Spain, Mexico and Thailand, but remained modestly lower year to date because of Liquid Carbonic's recent expansion into the precipitated calcium carbonate market, where margins are lower than in the company's historical lines of business, and because of lower margins in Argentina and Venezuela.

INVESTMENTS. The operating results of Statia Terminals and the contributions from financial investments comprising the Investments segment for the periods ending June 30, 1994 and 1993 is as follows (dollars in thousands):

                                     Three Months             Six Months
                                    1994        1993        1994        1993

Revenues                         $33,220     $25,515     $63,094     $64,070
Costs                             26,852      21,109      51,061      54,313
                                 -------     -------     -------     -------
Gross profit                       6,368       4,406      12,033       9,757
Gross profit-%                     19.2%       17.3%       19.1%       15.2%

Selling and administrative         1,503       1,176       2,726       1,914
                                 -------     -------     -------     -------
Income from operations           $ 4,865     $ 3,230     $ 9,307     $ 7,843
Income from operations-%           14.6%       12.7%       14.8%       12.2%
                                 =======     =======     =======     =======

Revenues for the current quarter were up 30.2% over the comparable 1993 quarter as sales of petroleum products by Statia Terminals rose 72% and storage fees increased 20%, principally due to the activation of a portion of Statia's Point Tupper terminal in the latter part of 1993. Revenues from other investments also increased, mainly due to the initiation of sales of development sites at the company's Suffolk, Virginia, Harbourview property. Revenues for the first half of 1994 were slightly below those of the comparable period in 1993 because the first quarter of 1993 included large sales of petroleum products. Excluding sales of petroleum products, revenues for the Investments segment would have increased almost 20% in the first six months.

Selling and administrative expenses increased for both the quarter and year to date due in part to the opening of the Point Tupper terminal and in part to the reclassification in 1994 of certain charges previously included in costs of revenues. The terminal became fully operational during the quarter ended June 30, 1994. During the second quarter and first half of 1994, while the terminal was initiating operations, Point Tupper operated at a loss, but that loss was more than offset by greater earnings in Statia's other operations and on other investments within the segment. Subsequent to the end of the quarter, Statia Point Tupper signed contracts for virtually all available storage at its terminal and expects profitable operations for the remainder of 1994.

OTHER INCOME STATEMENT MATTERS. Interest expense for the second quarter and first six months of 1994 amounted to $9.7 million and $17.8 million, respectively, compared to $6.9 million and $12.4 million, respectively, in the comparable 1993 periods, as a result of both higher debt levels and the issuance of $75 million of long-term debt in each of March and July of 1993. The estimated effective income tax rate for the first half of 1994 was 47.6%, compared to 49.0% for the first half of 1993. CBI's effective income tax rate continues to be higher than the statutory U.S. tax rate, however, because its taxable domestic earnings remain low relative to earnings from its international operations.

Fully diluted earnings per share, assuming the conversion of the company's Series C Convertible Voting Preferred Stock as required by accounting disclosure rules, was $0.29 for the second quarter of 1994 and $0.49 for the year to date, compared to $0.17 and $0.28, respectively, in 1993.

FINANCIAL CONDITION

BALANCE SHEET. CBI's financial position and capital resources are adequate to permit the financing of its operations. Cash and short-term investments totalled $36.2 million at June 30, 1994, compared to $23.2 million at December 31, 1993. Working capital increased from $126.2 million at the end of 1993 to $151.8 million. Total debt (notes payable plus current and non-current long-term debt) increased from $676.3 million at December 31, 1993 to $731.4 million as a result of the company's ongoing program of capital investment (see below). The ratio of total debt to total capitalization (total debt plus shareholders' investment) was 51.2% at June 30, 1994, up from 50.0% at the end of 1993 and 44.0% at June 30, 1993. With CBI's ESOP debt considered as equity, which will occur as the common and preferred shares held by the ESOP Trust are allocated to eligible employees, debt as a percent of capitalization was 44.3% at June 30, 1994, compared to 42.4% at December 31, 1993 and 35.8% at June 30, 1993.

CAPITAL EXPENDITURES. Expenditures for new plant and equipment in the second quarter totalled $54.8 million and aggregate to $122.4 million for the year to date. Of the total, $37.1 million in the second quarter and $83.4 million for the first six months represent investments in increased capacity, principally for Liquid Carbonic. The rate of investment is expected to decline over the balance of the year. Capital expenditures in the first half of 1993 amounted to $85.8 million.

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

CBI Na-Con also is a defendant in a lawsuit brought in 1989 by Marathon for damage to Marathon's property, lost profits and cost of repair. In 1993 the lawsuit was amended to include reimbursement for Marathon's expenditures relating to the incident, including emergency response costs, third party legal fees and claims payments. This lawsuit went to trial in March, 1994, and, after a trial which lasted approximately four weeks, a jury in Harris County, Texas returned a verdict against CBI Na-Con. Judgment on the verdict in the amount of approximately $31,500,000, which includes prejudgment interest, was entered on April 6, 1994, against CBI Na-Con. This judgment was revised to $33,500,000 on May 6, 1994, as a result of a different calculation of prejudgment interest. The result in this case was totally unexpected by CBI Na-Con. CBI Na-Con believes that pending the disposition of post trial motions, it has good grounds to appeal the judgment based upon the trial court's application of substantive and procedural law with respect to liability, evidence and damages. CBI Na-Con, Inc. will vigorously pursue its appeal of the judgment to the Texas Court of Appeals, but, as with any litigation, the outcome is uncertain. Final resolution through the appeals process could take two or more years.

After CBI's insurers declined to indemnify CBI for this incident based on their interpretation of certain pollution exclusions contained in CBI's insurance policies, CBI filed suit in Harris County, Texas against its insurers seeking a court ruling that the policies covered the incident. The Trial Court, on the insurers' preliminary motion, sustained the insurers' position that coverage did not exist. The Texas Court of Appeals reversed the Trial Court and found that CBI should be allowed to proceed with its lawsuit and related discovery against the insurers. The insurers immediately appealed the Court of Appeals decision in CBI's favor to the Texas Supreme Court which has agreed to hear the appeal. It is CBI's position that it was not the intent of the pollution exclusions in the policies to exclude an incident of this kind.

Because of the uncertain outcome of any appeal of the judgment and the litigation concerning insurance coverage, the Company's assessment of this matter is continuing. Upon resolution of the uncertainties regarding this litigation, the company may ultimately establish additional reserves or incur charges in excess of presently established reserves. While such future charges or increased reserve levels could have a material adverse impact on the Company's net income in the periods in which they are recorded, management believes that any outcome of this litigation will not have a material adverse effect on the Company's consolidated financial position.

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


Item 4.  Submission of Matters to a Vote of Security Holders

     (a) The Annual Meeting of Shareholders of CBI Industries, Inc. was held on May 12, 1994. The matters voted upon at the Meeting are described in (c) below.

     (c) (i) To elect four directors to serve for a three year term expiring in 1997.

                    Nominee              Votes For       Votes Withheld
               Robert J. Daniels         33,434,941          331,576
               John E. Jones             33,432,266          334,251
               Edward J. Mooney, Jr.     33,458,590          307,927
               Robert G. Wallace         33,453,354          313,163

Item 4.  Submission of Matters to a Vote of Security Holders (Continued)

        (ii) To amend the Company's Certificate of Incorporation to permit the Company to enter into certain mergers without shareholder approval.

              Votes For         - 29,954,595
              Votes Against     -  1,577,432
              Votes Abstaining  -    485,505
              Broker Non-Votes  -  1,748,985


       (iii)  To adopt the CBI 1994 Restricted Stock Award Plan.

              Votes For         - 31,780,575
              Votes Against     -  1,641,309
              Votes Abstaining  -    344,633


        (iv)  To adopt the CBI Industries, Inc. Officers' Bonus Plan.

              Votes For         - 30,552,240
              Votes Against     -  2,616,623
              Votes Abstaining  -    597,654


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         3. (i) Articles of Incorporation
                As amended June 2, 1994.

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




                                        CBI INDUSTRIES, INC.




                                     BY /s/ George L. Schueppert
                                        ___________________________
                                     George L. Schueppert
                                     Executive Vice President - Finance
                                     and Chief Financial Officer





Date: August 15, 1994