Form 10-Q
period 1994-09-30
CBI INDUSTRIES INC /DE/
filed 1994-11-10
CIK 310431

FORM 10-Q
          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549




     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1994

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

The number of shares outstanding of a single class of common stock as of September 30, 1994 - 38,061,886.











                               1 of 16



                CBI INDUSTRIES, INC. AND SUBSIDIARIES
                          Table of Contents






PART I.FINANCIAL INFORMATION


      Financial Statements:                                        Page
       Statements of Income
       Nine Months Ended September 30, 1994 and 1993...............   3

       Balance Sheets
       September 30, 1994 and December 31, 1993....................   4

       Statements of Cash Flows
       Nine Months Ended September 30, 1994 and 1993...............   5

       Notes to Financial Statements...............................   6

       Management's Discussion and Analysis of Operating
       Performance and Financial Condition.........................   9

PART II.OTHER INFORMATION............................................14

SIGNATURE PAGE..........................................................16






































                                       2

         PART I - FINANCIAL INFORMATION

     CBI INDUSTRIES, INC. AND SUBSIDIARIES
              STATEMENTS OF INCOME

                                                Three Months       Nine Months
Thousands of dollars, except per share amounts  Ended September 30,Ended September 30,
                                                  1994     1993       1994      1993
Revenues
  Industrial Gases                              $233,226 $201,950   $658,989  $598,966
  Contracting Services                           210,701  177,033    593,717   541,715
  Investments                                     45,264   29,389    108,358    93,459
    Total Revenues                               489,191  408,372  1,361,064 1,234,140

Costs of Services and Products Sold
  Industrial Gases                               161,472  142,985    457,210   422,450
  Contracting Services                           196,979  153,356    522,295   479,248
  Investments                                     35,744   24,172     86,805    78,485
    Total Costs of Services and Products Sold    394,195  320,513  1,066,310   980,183

    Gross Profit from Operations                  94,996   87,859    294,754   253,957

Selling and Administrative Expense
  Industrial Gases                                36,712   32,500    111,241    97,699
  Contracting Services                            19,732   18,738     60,258    57,259
  Investments                                      1,598    1,064      4,324     2,978
  Corporate                                        4,103    4,034     14,293    13,595
    Total Selling and Administrative Expense      62,145   56,336    190,116   171,531

Income from Operations                            32,851   31,523    104,638    82,426

Interest Expense                                 (11,085)  (7,329)   (28,887)  (19,689)

Income before Income Taxes and Minority Interest  21,766   24,194     75,751    62,737

Provision for Income Taxes                        (9,500) (11,800)   (35,200)  (30,700)

Income before Minority Interest                   12,266   12,394     40,551    32,037

Minority Interest in Income                       (2,874)  (2,097)    (7,915)   (7,738)

Net Income                                         9,392   10,297     32,636    24,299

Dividends on Preferred Shares                     (1,521)  (1,446)    (4,529)   (4,373)
Net Income to Common Shareholders                 $7,871   $8,851    $28,107   $19,926

Net Income per Common Share
  Primary                                          $0.20    $0.24      $0.74     $0.54
  Fully Diluted                                    $0.20    $0.22      $0.69     $0.50

Average Common Shares Outstanding (thousands)
  Primary                                         37,913   37,344     37,795    37,096
  Fully Diluted                                   43,199   42,728     43,081    42,480

Dividends on Common Shares
  Amount                                          $4,557   $4,482    $13,636   $13,336
  Per Share                                        $0.12    $0.12      $0.36     $0.36

<F1>
The accompanying notes are an integral part of these financial statements.

 CBI INDUSTRIES, INC. AND SUBSIDIARIES
BALANCE SHEETS
Thousands of dollars                                                   Sept. 30,            Dec. 31,
                                                                          1994                1993
Current Assets
  Cash                                                                       $5,722              $6,224
  Temporary Cash Investments                                                 38,250              17,005
  Accounts Receivable, less allowances
    of 11,100 and 11,500                                                    292,768             283,952
  Contracts in Progress with Earned Revenues
    exceeding related Progress Billings                                      68,401              61,823
  Inventories (Note 2)                                                       80,100              63,644
  Other Current Assets                                                       40,728              38,626
                                                                            525,969             471,274

Other Assets
  Notes Receivable                                                           35,474              33,057
  Real Estate Properties                                                     27,086              26,721
  Equity in and Advances to Unconsolidated Affiliates                        49,336              65,506
  Intangible Assets                                                          76,545              78,278
  Other Non-Current Assets                                                   64,839              64,444
                                                                            253,280             268,006

Property and Equipment                                                    1,838,896           1,699,852
  Accumulated Depreciation                                                 (628,376)           (568,887)
                                                                          1,210,520           1,130,965
Total Assets                                                             $1,989,769          $1,870,245

Current Liabilities
  Notes Payable                                                             $75,019             $43,472
  Current Maturities of Long-Term Debt  (Note 3)                             15,320              25,226
  Accounts Payable                                                           76,264              66,558
  Dividends Payable                                                             669               2,790
  Accrued Liabilities                                                       123,926             137,871
  Contracts in Progress with Progress Billings
    exceeding related Earned Revenues                                        55,149              52,198
  Income Taxes Payable                                                       23,526              16,955
                                                                            369,873             345,070

Long-Term Debt and Other Liabilities
  Long-Term Debt (Note 3)                                                   680,190             607,579
  Other Non-Current Liabilities                                             125,514             130,494
  Deferred Income Taxes                                                      40,424              42,867
  Minority Interest in Subsidiaries                                          65,520              67,623

Capital Stock
  Preferred Stock
    Series C (Note 4)                                                       116,214             120,318
    Unallocated ESOP Shares (Note 6)                                           (914)             (3,654)
    Unamortized ESOP Debt (Note 6)                                          (78,726)            (83,584)
                                                                             36,574              33,080

  Common Stock
    Common Stock (Note 5)                                                    99,459              99,459
    Additional Paid-in Capital                                              214,320             214,320
    Retained Earnings                                                       447,535             427,828
    Unamortized Restricted Stock Awards                                     (10,952)             (8,498)
    Unallocated ESOP Shares (Note 6)                                           (233)               (931)
    Unamortized ESOP Debt (Note 6)                                          (17,527)            (18,609)
    Cost of Reacquired Common Stock (Note 5)                                (35,292)            (45,353)
    Cumulative Translation Adjustment                                       (25,636)            (24,684)
                                                                            671,674             643,532
Total Liabilities and Capital Stock                                      $1,989,769          $1,870,245
<F1>
The accompanying notes are an integral part of these financial statements

            CBI INDUSTRIES, INC. AND SUBSIDIARIES
                  STATEMENTS OF CASH FLOWS

                                                             Nine Months
Thousands of dollars                                         Ended September 30,
                                                                1994       1993
Cash Flows from Operating Activities
  Net Income                                                  $32,636    $24,299
  Depreciation                                                 78,086     72,162
                                                              110,722     96,461

  (Increase) in Accounts Receivable                            (3,002)   (19,023)
  (Increase)/Decrease in Contracts in Progress, net            (2,668)     4,705
  (Decrease) in Accounts Payable,
    Accrued Liabilities and Income Taxes, net                    (975)   (32,930)
  (Decrease) in Deferred Income Taxes                          (2,289)    (6,921)
  Decrease in Undistributed Earnings
    of Unconsolidated Affiliates                                  352      3,146
  Other, net                                                      413       (964)
    Total Cash Flows from Operating Activities                102,553     44,474

Cash Flows from Capital Investment Activities
  Purchase of Property and Equipment                         (168,286)  (143,095)
  Cost of Business Acquisitions, net of cash acquired                    (19,151)
  Disposition of Property and Equipment                        11,860     10,624
  Decrease in Other Assets, net                                   367         96
  Other, net                                                    4,029      5,103
    Total Cash Flows from Capital Investment Activities      (152,030)  (146,423)

Cash Flows from Financing and Shareholder Activities
  Issuance of Debt                                            122,169    151,930
  Repayment of Debt                                           (32,004)   (33,202)
                                                               90,165    118,728
  Sale of Common Stock                                          3,978      3,026
  Purchase of Common Stock                                     (2,012)    (1,511)
  Dividends Paid                                              (21,911)   (21,918)
   Total Cash Flows from Financing and Shareholder Activities  70,220     98,325
Increase/(Decrease) in Cash and Temporary Cash Investments    $20,743    ($3,624)


The accompanying notes are an integral part of these financial statements.




                     CBI INDUSTRIES, INC. AND SUBSIDIARIES
                         Notes to Financial Statements
                              September 30, 1994

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

     In the opinion of CBI, all adjustments necessary to present fairly the financial position of CBI as of September 30, 1994 and the results of its operations and cash flows for the period then ended have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.


(2)  Inventories

     Inventories by component and valuation method at September 30, 1994:


     Raw materials and supplies                                     $31,154

     Work in process                                                  9,443

     Finished goods                                                  39,503
                                                                    -------
          Total inventories                                         $80,100
                                                                    =======

     Average cost method                                            $54,545

     First-in, first-out method                                      25,555
                                                                    -------
          Total inventories                                         $80,100
                                                                    =======



















                                       6

(3)  Long-Term Debt

Summary of long-term debt at September 30, 1994:

Commercial Paper and Other Similar Borrowings with a weighted
 average quarter-end interest rate of 5.1%                    $247,778

Senior ESOP Notes with a quarter-end interest rate of 8.354%,
 maturing in 1995 through 2002                                  94,273

6-1/4% Notes, $75,000 face amount, due 2000                     74,747

6-5/8% Notes, $75,000 face amount, due 2003                     74,498

Variable Rate Unsecured Notes with a weighted average quarter-
 end interest rate of 5.6%, maturing in 1994 through 1999      107,080

Variable Rate Secured Notes with a weighted average quarter-
 end interest rate of 5.3%, maturing in 1994 through 2000       61,600

Fixed Rate Medium-Term Notes, Series A, with a weighted average
quarter-end interest rate of 7.7%, maturing in 1999 and 2004    31,000

Other                                                            4,534
                                                              --------
                                                               695,510

Less: current maturities                                       (15,320)
                                                              --------
                                                              $680,190
                                                              ========

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


     Minimum annual principal payments of long-term debt are as follows:

     October 1 through December 31, 1994                           $  2,576

     Year ending December 31, 1995                                   17,725

     Year ending December 31, 1996                                  270,984

     Year ending December 31, 1997                                   28,711

     Year ending December 31, 1998                                   27,697

     Year ending December 31, 1999                                  110,473

     After 1999                                                     237,344
                                                                   --------
                                                                   $695,510
                                                                   ========









                                       7

(4)  Preferred Stock

     Preferred stock - $1.00 par value; authorized - 20,000,000 shares.

     Series A - No shares have been issued. 800,000 shares are reserved as Series A Junior Participating Preferred Stock.

     Series C - 3,586,858 shares are issued as Convertible Voting Preferred Stock, Series C, at September 30, 1994 and 3,713,519 shares at December 31, 1993. The annual dividend is $2.27 per share.

(5)  Common Stock

     Common stock - $2.50 par value; authorized - 120,000,000 shares; issued -
       39,783,614 shares at September 30, 1994 and December 31, 1993.

     Reacquired stock - The number of reacquired shares of common stock was 1,721,728 at September 30, 1994 and 2,273,761 at December 31, 1993.

(6)  Employee Stock Ownership Plan (ESOP)

     Unallocated ESOP shares - Shares received and purchased from the transfer of the surplus assets from the terminated and restructured defined benefit pension plans are reflected as unallocated ESOP shares. These shares are being allocated to eligible employees over a period of eight years ending in 1994. As of September 30, 1994, 61,657 common shares and 86,332 Series C preferred shares are subject to future allocation.

     Unamortized ESOP debt - The Senior ESOP Notes, which were issued in 1988, in an amount of $125,000, were initially offset by a like amount of unamortized ESOP debt in capital stock. As company contributions plus the dividends on the shares held by the ESOP are used to meet interest and principal payments on the loan over its 14-year term, shares acquired with the loan proceeds are allocated to eligible employees. As of September 30, 1994, 804,211 common shares and 2,033,148 Series C preferred shares are subject to future allocation.
































                                       8
                     Management's Discussion and Analysis
               of Operating Performance and Financial Condition

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes.

OPERATING PERFORMANCE

Overview. Consolidated net income for the third quarter ended September 30, 1994 was $9.4 million ($0.20 per common share) as compared to $10.3 million ($0.24 per common share) for the third quarter of 1993. For the nine months ending September 30, 1994, CBI's consolidated net income was $32.6 million ($0.74 per common share) compared to $24.3 million ($0.54 per common share) for the comparable 1993 period.

Revenues of $489.2 million for the quarter were $80.8 million (19.8%) greater than the $408.4 million of third quarter 1993 revenues. Approximately 15% of the increase in revenues is attributable to the consolidation, beginning in the second quarter of 1994, of certain Canadian industrial gas distributorships previously accounted for under the equity method. All three segments of the company realized nine percent or greater increases in revenues compared to the previous year's third quarter, even excluding the Canadian consolidation. For the nine months to date, revenues of $1,361.1 million exceeded those of 1993 by 10.3%.

Gross profit for the quarter of $95.0 million (19.4% of revenues) compared to $87.9 million (21.5% of revenues) in the third quarter of 1993. For the year to date, 1994's gross profit of $294.8 million (21.7% of revenues) was 16.1% better than the $254.0 million (20.6% of revenues) in the previous year, reflecting both the increase in revenues and improved margins in all three segments.

Selling and administrative expense increased $5.8 million from the third quarter of 1993 to the current quarter, of which approximately half of the increase was due to the consolidation of the Canadian distributorships. For the first nine months of 1994, selling and administrative expense was $190.1 million, compared to $171.5 million for the same 1993 period. Excluding the effect of the consolidation of the Canadian distributorships, selling and administrative expenses year-to-year have increased less than 4%.

Income from operations of $32.9 million (6.7% of revenues) for 1994's third quarter was up modestly from the $31.5 million (7.7% of revenues) in the comparable 1993 quarter. Net income declined from the amount reported in the third quarter of 1993 due to higher levels of interest expense and an increase in the minority interest in such income. For the year to date, income from operations of $104.6 million (7.7% of revenues) exceeded the $82.4 million (6.7% of revenues) recorded in 1993. Cash flow from operations for the quarter and year to date was $53.8 million and $201.3 million, respectively, compared to $65.5 million and $175.3 million in 1993.

CBI's comparative operating performance (before interest and taxes) for the third quarters of 1994 and 1993 and for the first nine months of those years is as follows (dollars in thousands):

                            Three Months            Nine Months
                             1994      1993       1994        1993

Revenues                 $489,191  $408,372 $1,361,064  $1,234,140
Costs                     394,195   320,513  1,066,310     980,183
                         --------  -------- ---------- ----------
Gross profit               94,996    87,859     294,754     253,957
Gross profit-%              19.4%     21.5%       21.7%       20.6%

Selling and administrative  62,145   56,336    190,116     171,531
                         --------  -------- ----------  ----------
Income from operations     32,851    31,523     104,638       82,426
Income from operations-%      6.7%      7.7%         7.7%         6.7%

Depreciation               27,303    24,413     78,086       72,162
Other non-cash charges     (6,395)    9,604     18,624      20,734
                         --------  -------- ----------  ----------
Cash flow from operations$ 53,759  $ 65,540 $  201,348  $  175,322
                         ========  ======== ==========  ==========
                                       9

Industrial Gases. Liquid Carbonic's performance for the periods ending September 30, 1994 and 1993 is as follows (dollars in thousands):

                            Three Months            Nine Months
                              1994     1993       1994        1993

Revenues                  $233,226 $201,950   $658,989    $598,966
Costs                      161,472  142,985    457,210     422,450
                          -------- --------   --------    --------
Gross profit                71,754    58,965   201,779     176,516
Gross profit-%               30.8%     29.2%     30.6%       29.5%

Selling and administrative  36,712   32,500    111,241      97,699
                          -------- --------   --------    --------
Income from operations    $ 35,042 $ 26,465   $ 90,538    $ 78,817
Income from operations-%     15.0%    13.1%      13.7%       13.2%
                          ======== ========   ========    ========

Revenues in the Industrial Gases segment in the third quarter of 1994 increased approximately nine percent over the comparable quarter of 1993, excluding revenues of certain Canadian distributorships first consolidated in the second quarter of 1994. For the year to date, revenues increased approximately four percent on a similar basis. Revenues outside the United States and Canada were up 20.0% in the third quarter and 9.7% for the year to date, compared to 1993, due principally to improvements in the Brazilian and Thai economies, and to a full nine months of benefit from the acquisition of two Polish atmospheric gas companies in the second quarter of 1993. The 1993 results included approximately $4.8 million in the third quarter and $12.3 million for the nine month period of revenues in product lines since discontinued or sold.

Income from operations for the quarter improved 32.4% from 1993 to 1994 and was up 14.9% for the nine months to date. In North America, revenues, operating income and margins were higher as improved economic conditions led to volume growth in carbon dioxide and atmospheric gases. Increased shipments of specialty and process gases also contributed to record sales. Selling and administrative expenses in the United States in 1994 were lower as a result of Liquid Carbonic's ongoing restructuring program.

Outside the United States and Canada, income from operations for the third quarter was up significantly due mainly to volume growth in Brazil, Thailand, Mexico and Argentina. In the quarter, reported operating income was affected by the accounting impacts of Brazil's successful economic program which reduced that country's inflation rate dramatically commencing in July. While net income was unchanged by the accounting treatment, both reported operating income and the company's tax provision were reduced in the quarter as compared to that which would have been reported under previous hyper-inflationary conditions. For the year to date, income from operations outside the U.S. and Canada was up approximately 10% compared to the previous year, while operating margins remained constant.

Contracting Services. The operating results of Chicago Bridge and Iron Company for the three and nine months ending September 30, 1994 are as follows (dollars in thousands):
                             Three Months           Nine Months
                              1994      1993      1994        1993

Revenues                 $210,701   $177,033  $593,717    $541,715
Costs                     196,979    153,356   522,295     479,248
                         --------   --------  --------    --------
Gross profit               13,722     23,677    71,422      62,467
Gross profit-%               6.5%      13.4%     12.0%       11.5%

Selling and administrative  19,732    18,738    60,258      57,259
                         --------   --------  --------    --------
Income from operations   $ (6,010)  $  4,939  $ 11,164    $  5,208
Income from operations-%   (2.9)%       2.8%      1.9%        1.0%
                         ========   ========  ========    ========

Revenues for the Contracting Services segment increased 19.0% in the third quarter of 1994, compared to the same 1993 quarter, and 9.6% for the year to date. Revenues grew at double-digit rates in the United States during the quarter and internationally during both the quarter and year to date, due to the execution of major contracts by the domestic union company and in the Caribbean and Southeast Asian areas.

Gross profit and income from operations in the third quarter were adversely affected in the United States by a reduction in the margins due in large part to the continuing slow pace of capital expenditures for new or replacement vessels for the refining, chemical, and pulp and paper industries. Outside the United States, gross profit and income from operations were negatively affected by previously announced costs associated with a project which requires additional resources in order to assure successful completion. In comparing results for the year to date, the effects of the above on gross and operating margins were counterbalanced by the effects of reserves established in the first half of 1993 for costs associated with the closing of a fabrication facility.

New contract awards during the third quarter of 1994 amounted to $149.9 million, a 31.7% reduction from the $219.5 million of new business recorded in the third quarter of 1993, when three major contracts totalling almost $80 million were awarded. Contract awards in the third quarter were up 9.6% from the previous quarter. New orders for the nine-month period in 1994 were $508.6 million compared to $507.3 million in the same period in 1993. The backlog of work to be executed in the future amounted to $325.5 million as of September 30, 1994, as compared to $424.9 million at December 31, 1993 and $292.0 million at September 30, 1993.

Investments. The operating results of Statia Terminals and the contributions from financial investments, which together comprise the Investments segment, are as follows for the periods ending September 30, 1994 and 1993 (dollars in thousands):

                            Three Months            Nine Months
                              1994     1993       1994        1993

Revenues                   $45,264  $29,389   $108,358     $93,459
Costs                       35,744   24,172     86,805      78,485
                           -------  -------   --------     -------
Gross profit                 9,520    5,217     21,553      14,974
Gross profit-%               21.0%     17.8%     19.9%       16.0%

Selling and administrative   1,598    1,064      4,324       2,978
                           -------  -------   --------     -------
Income from operations     $ 7,922  $ 4,153   $ 17,229     $11,996
Income from operations-%     17.5%    14.1%      15.9%       12.8%
                           =======  =======   ========     =======

Revenues for the current quarter increased 54.0% compared to the same 1993 quarter principally due to a significant increase in the supply of bunkering products and services to ships calling at the St. Eustatius facility of Statia Terminals and to revenues generated by Statia's Point Tupper terminal, which became operational in the second quarter of 1994. Revenues for the 1994 year to date increased 15.9% over the previous year, reflecting principally the activation of Point Tupper. Statia Terminals' revenues otherwise were essentially level with 1993, although a change in the mix of products and services improved gross margins in 1994.

Selling and administrative expenses increased for both the quarter and year to date due in part to the opening of Point Tupper and in part to the reclassification in 1994 of certain charges previously included in costs of revenues.

Operating profits of the Investments segment were also favorably impacted in both the quarter and year to date by increases in income from short-term investments and investments in affiliated companies.

Other Income Statement Matters. Interest expense for the third quarter and first nine months of 1994 amounted to $11.1 million and $28.9 million, respectively, compared to $7.3 million and $19.7 million, respectively, in the comparable 1993 periods, as a result of both higher debt levels and the issuance of $150 million of long-term debt in 1993. The estimated effective income tax rate for 1994 is 46.5%, compared to 48.9% in 1993. CBI's effective income tax rate continues to be higher than the statutory U.S. tax rate because its taxable domestic earnings remain low relative to earnings from its international operations.

Fully diluted earnings per share, assuming the conversion of the company's Series C Convertible Voting Preferred Stock, as required by accounting disclosure rules, was $0.20 for the third quarter of 1994 and $0.69 for the year to date, compared to $0.22 and $0.50, respectively, in 1993.

FINANCIAL CONDITION

Balance Sheet. CBI's financial position and capital resources are adequate to permit the financing of its operations. Cash and short-term investments totalled $44.0 million at September 30, 1994, up from $23.2 million at December 31, 1993. Working capital increased from $126.2 million at the end of 1993 to $156.1 million. Total debt (notes payable plus current and non-current long-term debt) increased from $676.3 million at December 31, 1993 to $770.5 million as a result of the company's ongoing program of capital investment (see below). The ratio of total debt to total capitalization (total debt plus capital stock) was 52.1% at September 30, 1994, up from 50.0% at the end of 1993 and 44.9% at September 30, 1993. With CBI's ESOP debt considered as equity, which will occur as the common and preferred shares held by the ESOP Trust are allocated to eligible employees, debt as a percent of capitalization was 45.7% at September 30, 1994, compared to 42.4% at December 31, 1993 and 37.2% at September 30, 1993.

Capital Expenditures. Expenditures for new plant and equipment in the third quarter totalled $45.9 million and aggregated $168.3 million for the first nine months of 1994. Of the totals, $22.9 million in the third quarter and $106.3 million for the year to date represent investments in increased capacity, primarily within Liquid Carbonic. Capital expenditures in the first nine months of 1993 amounted to $143.1 million.

                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Marathon/Texas City Litigation. On October 30, 1987, CBI Na-Con, Inc. ("CBI Na-Con") was working in the Marathon Petroleum Company refinery in Texas City, Texas. While a lift was being made by a crane supplied and operated by others, the crane became unstable, causing the operator to drop the load on a hydrofluoric acid tank which released part of its contents into the atmosphere. The community surrounding the refinery was evacuated after the incident, and a substantial number of persons evacuated sought medical attention. CBI Na-Con has reached settlements with all but about 12 of the 4,300 (approximate) third-party plaintiffs who brought suit as a result of the incident. The Company believes that the outcome of this remaining litigation will not have a material adverse effect on the Company's consolidated financial position.

CBI Na-Con also was a defendant in a lawsuit brought in 1989 by Marathon for damage to Marathon's property, lost profits and cost of repair. In 1993 the lawsuit was amended to include reimbursement for Marathon's expenditures relating to the incident, including emergency response costs, third party legal fees and claims payments. This lawsuit went to trial in March, 1994, and after a trial that lasted approximately four weeks, a jury in Harris County, Texas returned a verdict against CBI Na-Con. Judgment on the verdict in the amount of approximately $31,500,000, which includes prejudgment interest, was entered on April 6, 1994, against CBI Na-Con. This judgment was revised to $33,500,000 on May 6, 1994, as a result of a different calculation of prejudgment interest. The result in this case was totally unexpected by CBI Na-Con. After filing and arguing posttrial motions and participating in court directed mediation, this case was settled during the third quarter. The settlement amount was within the Company's available reserves.

After CBI's insurers declined to indemnify CBI for this incident based on their interpretation of certain pollution exclusions contained in CBI's insurance policies, CBI filed suit in Harris County, Texas against its insurers seeking a court ruling that the policies covered the incident. The Trial Court, on the insurers' preliminary motion, sustained the insurers' position that coverage did not exist. The Texas Court of Appeals reversed the Trial Court and found that CBI should be allowed to proceed with its lawsuit and related discovery against the insurers. The insurers immediately appealed the Court of Appeals decision in CBI's favor to the Texas Supreme Court. The case was argued before the Texas Supreme Court on September 20, 1994 and the parties are waiting for the Court's decision. It is CBI's position that it was not the intent of the pollution exclusions in the policies to exclude an incident of this kind.

Antitrust Matters. A subsidiary of the company, Liquid Carbonic Industries Corporation ("Liquid Carbonic"), has been or is currently involved in civil litigation and governmental proceedings relating to antitrust matters. In this regard, since April 1992, several lawsuits have been filed against Liquid Carbonic and various competitors. These cases have been consolidated in the United States District Court for the Middle District of Florida, Orlando Division. The lawsuits allege generally that, beginning not later than 1968 and continuing through October, 1992, defendants conspired to allocate customers, fix prices and rig bids for carbon dioxide in the United States in violation of the antitrust laws. On April 19, 1993, the court certified a class in the consolidated cases consisting of direct purchasers of carbon dioxide from defendants in the continental United States for the period from January 1, 1968, to and including October 26, 1992.

Plaintiffs seek from defendants unspecified treble damages, civil penalties, injunctive relief, costs and attorneys' fees. In addition, suits have been brought against Liquid Carbonic and others under the antitrust laws of the States of Alabama and California based upon the foregoing allegations. The Company believes that the allegations made against Liquid Carbonic in these lawsuits are without merit, and Liquid Carbonic intends to defend itself vigorously. Liquid Carbonic and its subsidiaries also from time to time furnish documents and witnesses in connection with governmental investigations of alleged violations of the antitrust laws.
                                   14

Item 1.  Legal Proceedings (Continued)

While the outcome of any particular lawsuit or governmental investigation cannot be predicted with certainty, the Company believes that these antitrust matters will not have a materially adverse effect on its operations or financial condition.

Environmental Litigation. Chicago Bridge & Iron Company ("Chicago Bridge") was a minority shareholder from 1934 to 1954 in a company which owned or operated at various times several wood treating facilities at sites in the United States, some of which are currently under investigation, monitoring or remediation under various environmental laws. Chicago Bridge is involved in litigation concerning environmental liabilities, which are currently undeterminable, in connection with certain of those sites. Chicago Bridge denies any liability for each site and believes that the successors to the wood treating business are responsible for cost of remediation of the sites. Chicago Bridge has reached settlements for environmental clean-up at most of the sites. The Company believes that any remaining potential liability will not have a materially adverse effect on its operations or financial condition.

Other Litigation. In addition to the above lawsuits, CBI is a defendant in a number of lawsuits arising from the conduct of its business. While it is impossible at this time to determine with certainty the ultimate outcome of any litigation, CBI's management believes that adequate provisions have been made for probable losses with respect thereto as best as can be determined at this time and that the ultimate outcome, Zafter provisions therefor, will not have a material adverse effect on the financial position of CBI. The adequacy of reserves applicable to the potential costs of being engaged in litigation and potential liabilities resulting from litigation are reviewed as developments in the litigation warrant.


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         3. (i) Certificate of Incorporation
                As restated September 27, 1994

        11. Computation of Earnings per Common Share

        27. Financial Data Schedule


     (b) Reports on Form 8-K

         A Form 8-K was filed under Item 5, Other Events. The date of that report was August 17, 1994.

         A Form 8-K was filed under Item 5, Other Events and Item 7, Financial Statements and Exhibits. The date of that report was October 7, 1994.















                                      15




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





Date: November 10, 1994