Form 10-K
period 1994-12-31
CBI INDUSTRIES INC /DE/
filed 1995-03-23
CIK 310431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K


  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended December 31, 1994

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

                                                Name of each exchange on
          Title of each class                       which registered
      Common Stock, $2.50 par value             New York Stock Exchange
  Series A Preferred Stock Purchase Rights      New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  Aggregate market value of common stock held by nonaffiliates, based on a closing price of $25 1/8 as of February 15, 1995, was $912,000,000. 3,544,480
shares of Convertible Voting Preferred Stock, Series C were held by the ESOP Trustee, as of February 28, 1995, for which no trading market exists.

The number of shares outstanding of a single class of common stock as of February 15, 1995 - 38,079,292.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of 1994 Annual Report to Shareholders         Part I and Part II
  Portions of the 1995 Proxy Statement                   Part III





                     CBI Industries, Inc. and Subsidiaries

                               Table of Contents

Part I                                                                    Page

  Item 1.   Business......................................................  1
  Item 2.   Properties....................................................  5
  Item 3.   Legal Proceedings.............................................  7
  Item 4.   Submission of Matters to a Vote of Security Holders...........  8


Part II

  Item 5.   Market for the Registrant's Common Equity and Related
              Stockholder Matters.........................................  9
  Item 6.   Selected Financial Data.......................................  9
  Item 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................  9
  Item 8.   Financial Statements and Supplementary Data...................  9
  Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures...................................  9


Part III

  Item 10.  Directors and Executive Officers of the Registrant............ 10
  Item 11.  Executive Compensation........................................ 10
  Item 12.  Security Ownership of Certain Beneficial Owners and
              Management.................................................. 10
  Item 13.  Certain Relationships and Related Transactions................ 10


Part IV

  Item 14.  Exhibits, Financial Statement Schedules and Reports on
              Form 8-K.................................................... 11

Signatures................................................................ 12































                                    PART I
Item 1. Business

  (a) The Registrant, CBI Industries, Inc. and its subsidiaries (CBI), classifies its operations in three major business segments: Industrial Gases, Contracting Services and Investments. CBI was incorporated in Delaware in 1979, as a holding company. The Industrial Gases segment of CBI is comprised of Liquid Carbonic Industries Corporation, and its subsidiaries, which was founded in 1888 and acquired by CBI in 1984. CBI's Contracting Services segment is comprised of a number of separate companies, including the original Chicago Bridge & Iron Company, which was founded in 1889. The Investments segment of CBI includes CBI Investments, Inc. and its subsidiaries including Statia Terminals.

  (b) Financial information by business segment appears under Financial Summary in CBI's 1994 Annual Report to Shareholders and is incorporated herein by reference.

  (c) The percentage of revenues contributed by each business segment over the past three years was:
                                     1994       1993       1992
                                     ----       ----       ----
         Industrial Gases             48%        49%        45%
         Contracting Services         44         44         47
         Investments                   8          7          8
                                     ----       ----       ----
                                     100%       100%       100%
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

  For information regarding working capital practices, refer to Financial Review - Financial Condition - Liquidity and Capital Resources in CBI's 1994 Annual Report to Shareholders, which is incorporated herein by reference.

  CBI has incurred expenses during the year for the purpose of complying with environmental regulations, but their impact on the financial statements has not been material.

Industrial Gases

  Liquid Carbonic Industries Corporation (Liquid Carbonic) is the parent company of the Industrial Gases segment companies. CBI believes Liquid Carbonic is the world's largest supplier of carbon dioxide in its various forms. Liquid Carbonic also produces, processes and markets a wide variety of other industrial/medical and specialty gases, including oxygen, nitrogen, argon, hydrogen, acetylene, carbon monoxide, nitrous oxide and liquefied natural gas. The segment also assembles and sells industrial gas-related equipment. Liquid Carbonic conducts its business through various separate companies and/or units, each of which either generally provides different products or services or conducts business in a different geographical area than the other companies or units. The business of Liquid Carbonic is generally broken down into companies and units which engage in domestic production and sales of industrial gases and cylinder gas products; domestic carbon monoxide, hydrogen gas and methanol production and pipeline sales; Canadian carbon dioxide processing and industrial gas production and sales; and international business outside of the United States and Canada, which involves primarily the processing and sale of carbon dioxide and other gases and chemicals in 23 other countries. The major Liquid Carbonic companies and business units are the following:

  The Liquid Carbonic U.S. Industrial Gases unit which is engaged in the domestic production and sale of bulk carbon dioxide, bulk industrial and medical gases, specialty cylinder gases and other gas products. Carbon dioxide is used in the
                                       1
refrigeration, freezing, processing and preservation of food, beverage carbonation, chemical production, water treatment and the enhancement of oil and gas production. Liquid Carbonic U.S. Industrial Gases operates carbon dioxide plants and receives by-product carbon dioxide from other plants operated by suppliers. It also owns and operates plants to produce dry ice. Liquid Carbonic U.S. Industrial Gases also sells oxygen, nitrogen and argon (atmospheric gases) to industrial customers for refrigeration, as a pressure medium and for other applications; and to medical customers for resuscitative and therapeutic purposes. Air separation plants are operated for the production of these atmospheric gases. Industrial gases are sold mainly to small and medium sized "merchant" accounts near supply sources, and medical gases are sold primarily to group purchasing organizations and individual medical centers. Liquid Carbonic U.S. Industrial Gases is also engaged in the domestic production and sale of specialty and other cylinder gases. It sells highly purified gases, acetylene, oxygen, nitrogen, argon and nitrous oxide. The highly purified gases are produced and distributed from regional gas laboratories and sold to universities, research centers, clinics and industry.

  The Liquid Carbonic Process Plants unit produces and sells gaseous and liquid carbon monoxide, gaseous hydrogen and methanol. These products are mainly sold by pipeline to customers located in Louisiana, Ohio and West Virginia.

  Liquid Carbonic Corporation is the parent company for the Liquid Carbonic companies which operate outside the United States. The principal subsidiaries are in Argentina, Belize, Bolivia, Brazil, Canada, Chile, Colombia, Costa Rica (acquired October 1994), Mexico, Paraguay, Peru, Poland, Spain, Thailand and Venezuela. Liquid Carbonic Corporation also owns a non-majority interest in a number of affiliated companies located in Barbados, Guyana, Haiti, Jamaica, Japan, Korea, Trinidad, Turkey and Uruguay. Most of these companies process and sell carbon dioxide and produce industrial and medical gases, chemicals (including precipitated calcium carbonate, a chemical ingredient used in the manufacture of a variety of consumer and industrial products) and other products. These companies operate by-product and combustion plants for the processing of carbon dioxide, dry ice plants and air separation plants.

  Liquid Carbonic's strength in the carbon dioxide market is in part due to its ability over the years to secure adequate supplies of product from diverse sources. Most carbon dioxide sold by Liquid Carbonic is purchased from by-product sources. By-product carbon dioxide is obtained from various sources, including chemical plants, refineries and industrial processes, or from carbon dioxide wells, and is processed in Liquid Carbonic's own plants to produce commercial carbon dioxide. Liquid Carbonic also purchases commercial carbon dioxide from by-product sources having their own carbon dioxide plants. Liquid Carbonic has supply contracts which require the purchase of specified minimum quantities of carbon dioxide. Generally, these contracts do not obligate the supplier to continue to produce carbon dioxide or to supply specified minimum quantities; however, these provisions have historically had no material adverse effect on Liquid Carbonic's source of supply.

  This segment is not dependent upon any single customer or group of customers, and the loss of any single customer would not have a material adverse effect on the business.

  Liquid Carbonic's principal competitors in North America are the Airco subsidiary of the BOC Group, Air Products and Chemicals, Inc., the Cardox subsidiary of L'Air Liquide, and Praxair, Inc. It also faces competition from a number of regional and local competitors.

  As of December 31, 1994, Liquid Carbonic employed 86 people engaged full-time in the research and development of new products and services or the improvement of existing products and services. This is comparable to 98 people employed at December 31, 1993 and 106 at December 31, 1992. This segment incurred expenses of approximately $10,987,000 in 1994, $10,616,000 in 1993 and $8,765,000 in 1992 for its research and development activities. This segment also performs certain research and development activities for customers.

  Approximately 7,100 people were employed by this segment at the end of 1994.

                                       2
Contracting Services

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

  The traditional products constructed by the Chicago Bridge companies have been a wide variety of fabricated metal plate structures including, but not limited to, elevated water tanks, penstocks and tunnel liners for hydroelectric dams, low temperature and cryogenic vessels and systems, and flat-bottom tanks, pressure vessels, and other vessels and structures utilized in the chemical, petroleum refining and petrochemical industries. In recent years, Chicago Bridge companies have broadened their capabilities so as to be in a better position to provide additional products and services to address a more diverse base of customers. Other products and services include the construction of experimental test facilities, environmental chambers, advanced energy systems and structures, power plant maintenance and repair, turnkey water and wastewater treatment facilities, non-destructive testing, post-weld heat treating and refractory bake-outs, and vessels, tanks and other structures for corrosion-resistant applications. Chicago Bridge conducts these activities through various separate companies, the major of which are the following:

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

  CBI Services, Inc. provides fabricated metal plate products and other specialized domestic construction services for the power generation industries, the government and other industrial customers. The product lines of CBI Services, Inc. include, but are not limited to, petroleum, petrochemical and chemical storage tanks; pressure, cryogenic and low temperature vessels; and miscellaneous metal plate structures. CBI Services has district offices located in New Castle, Delaware; Concord, California; and Kankakee, Illinois. It also has metal plate fabrication capabilities at its Kankakee facility.

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

  Other Chicago Bridge companies include: CBI Walker, Inc., which designs and supplies equipment used to treat municipal and industrial water and wastewater; Chicago Bridge and Iron Technical Services Company, which provides engineering and research services for the Chicago Bridge subsidiaries and for outside parties; MQS Inspection, Inc., which provides non-destructive examination and testing services; Cooperheat, Inc. which provides post-weld heat treating and refractory bake-outs as field services and sells associated equipment; and Ershigs, Inc., which is an engineering, manufacturing and construction company which specializes in fiberglass reinforced plastic and dual-laminate vessels, tanks and other structures for corrosion-resistant applications.

  The principal raw materials used by the Contracting Services segment are metal plate and structural steel. These materials are available from various domestic and international mills. Chicago Bridge does not anticipate having difficulty in obtaining adequate amounts of raw materials.

                                       3
  This segment is not dependent upon any single customer or group of customers and the loss of any single customer would not have any material adverse effect on the business.

  This segment had a backlog of work to be completed on contracts of $287,500,000 at December 31, 1994 and $424,900,000 at December 31, 1993.
Approximately 87% of the backlog as of December 31, 1994 is expected to be completed in 1995.

  Adequate industry statistics relating to this segment of the business in which CBI competes are not available. Several large companies offer metal plate products that compete with some, but not all, of those of Chicago Bridge. Local and regional companies offer strong competition in one or more geographical areas, but not in other areas where Chicago Bridge operates. Therefore, it is impossible to state Chicago Bridge's position in the industry. Quality, reputation, delivery and price are the principal methods of competition within the industry. Competition is based primarily on performance and the ability to provide the design, engineering, fabrication, project management and construction required to complete projects in a timely and cost-efficient manner. Chicago Bridge believes its position is among the top in the field.

  As of December 31, 1994, this segment employed 37 people engaged full-time in the research and development of new products and services or the improvement of existing products and services. This is comparable to 45 people employed at December 31, 1993 and 40 at December 31, 1992. This segment incurred expenses of approximately $2,844,000 in 1994, $3,078,000 in 1993 and $2,961,000 in 1992 for its research and development activities. This segment also performs certain research and development activities for customers.

  Approximately 7,100 people were employed by this segment at the end of 1994.


Investments

  CBI Investments, Inc. is the parent company of the Investments segment companies. The Investments segment includes Statia Terminals (Statia), which is the sole operating company within the Investments segment. Statia provides transshipment, storage, bunkering and blending services for hydrocarbon products at the island of St. Eustatius in the Caribbean and in Nova Scotia, Canada and operates a special products terminal in Brownsville, Texas. In addition, CBI Investments, Inc. has interests in real estate and several other companies.

  Statia primarily provides services and therefore does not depend heavily on raw materials.

  Approximately 240 people were employed by Statia at the end of 1994.

  The investment in Petroterminal de Panama, S.A. was reduced to zero in the current year due the to receipt of dividends and losses incurred. In December 1994, CBI sold its equity interest in Tankstore, Pte. Ltd.

  (d) Financial information by geographic area of operation is shown in Notes to Financial Statements - Note 12 - Operations by Business Segment and Geographic Area in CBI's 1994 Annual Report to Shareholders and is incorporated herein by reference.














                                       4

Item 2. Properties

Industrial Gases

  Liquid Carbonic owns or leases the facilities used in its business. Liquid Carbonic believes these facilities are adequately utilized and sufficient to meet its customer needs. The following list summarizes the principal properties:

          Type of Facility by                   Number of Facilities
            Geographic Area                       Owned or Leased
          ___________________                   ____________________
          United States
            By-product CO2                                 23  owned
            Air separation                         4 owned, 3 leased
            Carbon monoxide/hydrogen/methanol               1  owned
            Carbon monoxide/hydrogen                        2  owned
            Liquefied natural gas                           1  owned
            Research center                                 1 leased

          International
            By-product CO2                        55 owned, 1 leased
            Combustion                                     33  owned
            Air separation                                 22  owned
            Research centers                                2  owned

In addition to the above, Liquid Carbonic also owns facilities in Brazil, Mexico, and Argentina used in the production of precipitated calcium carbonate, and has interests in a number of distributor operations in Canada. Liquid Carbonic also owns or leases cylinder distribution centers, a number of sales offices and other facilities throughout the world.


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

                                     Type of                     Square
    Location                         Facility                    Footage
    ________                        __________                   _______
    United States
      Fontana, California           fabrication plant,
                                      warehouse and office        36,000
      Houston, Texas                fabrication plant,
                                      warehouse and office       253,000
      Kankakee, Illinois            fabrication plant,
                                      warehouse and office       396,000
      Norcross, Georgia             warehouse and office          36,000
      Plainfield, Illinois          engineering and
                                      research center            176,000
                                    warehouse and office          12,000

    International
      Blacktown, New South Wales,   fabrication plant,
        Australia                     warehouse and office       134,000
      Fort Erie, Ontario, Canada    fabrication plant,
                                      warehouse and office       208,000

  In addition to the above, Chicago Bridge has interests in other fabrication facilities in Saudi Arabia, Thailand, Indonesia, Venezuela, South Africa and Australia. Chicago Bridge also owns or leases a number of field construction offices, warehouses and equipment maintenance centers strategically located throughout the world.

                                       5

Investments

  The total storage capacity for Statia is, in millions of barrels, as follows:

     Caribbean (Island of St. Eustatius, Netherlands Antilles) terminal   6.3
     United States (Brownsville, Texas) terminal                          1.6
     Canada (Cape Breton Island, Nova Scotia) terminal                    7.4

  Effective as of the end of January 1995, Statia Terminals assumed operational responsibility, under a lease agreement, of an additional 5 million barrels of new storage capacity, along with a related single-point mooring system, at St. Eustatius.

  CBI currently owns approximately 2,300 acres of undeveloped real estate in Virginia, Texas and Utah.

  CBI also owns its corporate headquarters located in Oak Brook, Illinois. The buildings have approximately 196,000 square feet of space.



















































                                       6

Item 3. Legal Proceedings

MARATHON/TEXAS CITY LITIGATION.   On October 30, 1987, CBI Na-Con, Inc. ("CBI
Na-Con") was working in the Marathon Petroleum Company refinery in Texas City, Texas. While a lift was being made by a crane supplied and operated by others, the crane became unstable, causing the operator to drop the load on a hydrofluoric acid tank which released part of its contents into the atmosphere. The community surrounding the refinery was evacuated after the incident and a substantial number of persons evacuated sought medical attention. CBI Na-Con has reached settlements with all but about 6 of the 4,300 (approximate) third-party plaintiffs who brought suit as a result of the incident.

After CBI's insurers declined to indemnify CBI for this incident based on their interpretation of certain pollution exclusions contained in CBI's insurance policies, CBI filed suit in Harris County, Texas against its insurers seeking a court ruling that the policies covered the incident. The Trial Court, on the insurers' preliminary motion, sustained the insurers' position that coverage did not exist. The Texas Court of Appeals reversed the Trial Court and found that CBI should be allowed to proceed with its lawsuit and related discovery against the insurers. The insurers immediately appealed the Court of Appeals decision in CBI's favor to the Texas Supreme Court, which accepted the case for review. On March 2, 1995 the Texas Supreme Court reversed the Court of Appeals and affirmed the judgment of the Trial Court that coverage did not exist. CBI will file a motion asking the Supreme Court to reconsider its decision. CBI's management presently believes that its reserves are adequate to cover remaining potential liabilities resulting from the occurrence at Texas City.

ANTITRUST MATTERS.   Liquid Carbonic Industries Corporation ("Liquid
Carbonic") has been or is currently involved in civil litigation and governmental proceedings relating to antitrust matters. In this regard, since April 1992, several lawsuits have been filed against Liquid Carbonic and various competitors. These cases have been consolidated in the United States District Court for the Middle District of Florida, Orlando Division. The lawsuits allege generally that, beginning not later than 1968 and continuing through October 1992, defendants conspired to allocate customers, fix prices and rig bids for carbon dioxide in the United States in violation of the antitrust laws. On April 19, 1993, the court certified a class in the consolidated cases consisting of direct purchasers of carbon dioxide from defendants in the continental United States for the period from January 1, 1968, to and including October 26, 1992.

Plaintiffs seek from defendants unspecified treble damages, civil penalties, injunctive relief, costs and attorneys' fees. In addition, suits have been brought against Liquid Carbonic and others under the antitrust laws of the States of Alabama and California based upon the foregoing allegations. The company believes that the allegations made against Liquid Carbonic in all of these lawsuits are without merit and Liquid Carbonic intends to defend itself vigorously. Liquid Carbonic and its subsidiaries also, from time to time, furnish documents and witnesses in connection with governmental investigations of alleged violations of the antitrust laws.

In 1994, several claims were filed against Liquid Carbonic, Inc., a wholly owned Canadian subsidiary of Liquid Carbonic, and various competitors generally alleging that for the period 1954 to 1990 the defendants conspired to fix prices for bulk and cylinder gas oxygen in Canada in violation of the Canadian competition laws. The complainants consist mainly of hospitals located in the Provinces of British Columbia and Ontario. The company believes that the damages sought by the plaintiffs are wholly without merit and the company intends to vigorously defend against these claims.

While the outcome of any particular lawsuit or governmental investigation cannot be predicted with certainty, the company believes that these antitrust matters will not have a materially adverse effect on its operations or financial condition.



                                       7
Item 3. Legal Proceedings (Continued)

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

CORPORATE LITIGATION.   A purported class action on behalf of all holders of
CBI common stock is pending in the Chancery Court of Delaware against the company and certain of its Directors. This lawsuit, WILLIAM STEINER V. CBI INDUSTRIES, et al, was commenced on December 22, 1994. It alleges that the defendants breached their fiduciary duty to shareholders by rejecting proposals by Airgas, Inc. for the company to either merge with Airgas or to sell Liquid Carbonic to Airgas, and by amending the Amendment and Restatement of Rights Agreement dated as of August 8, 1989, between the company and First Chicago Trust Company of New York, as Rights Agent, as amended (the "Rights Agreement"). Plaintiff seeks to (a) enjoin the Directors to carry out their fiduciary duties; (b) declare the Rights Agreement null and void; (c) enjoin the company and its Directors from erecting unlawful barriers to the acquisition of the company; and (d) recover from defendants unspecified monetary damages sustained by shareholders of CBI as a result of the alleged acts of the Board of Directors. The company intends to vigorously defend against this action.

OTHER LITIGATION.   In addition to the above lawsuits, CBI is a defendant in a number of other lawsuits arising from the conduct of its business. While it is impossible at this time to determine with certainty the ultimate outcome of these other lawsuits, CBI's management believes that adequate provisions have been made for probable losses with respect thereto as best as can be determined at this time and that the ultimate outcome, after provisions therefor, will not have a material adverse effect on the financial position of CBI. The adequacy of reserves applicable to the potential costs of being engaged in litigation and potential liabilities resulting from litigation are reviewed as developments in the litigation warrant.

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


Item 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1994.














                                       8

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

  CBI's common stock is listed on the New York Stock Exchange (symbol CBI). The approximate number of holders of record of common stock at February 15, 1995 was 8,000. Information appearing under Quarterly Financial Data - Quarterly Operating Results, and Common Stock Prices and Dividends in CBI's 1994 Annual Report to Shareholders is incorporated herein by reference.


Item 6. Selected Financial Data

  The summary of selected financial data appearing under Financial Summary in CBI's 1994 Annual Report to Shareholders is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Information appearing under Financial Review in CBI's 1994 Annual Report to Shareholders is incorporated herein by reference.


Item 8. Financial Statements and Supplementary Data

  The financial statements consisting of Statements of Income, Balance Sheets, Statements of Cash Flows, Statements of Common Capital Stock, Notes to Financial Statements and Report of Independent Public Accountants in CBI's 1994 Annual Report to Shareholders is incorporated herein by reference.

  The supplemental financial information appearing under Quarterly Financial Data - Quarterly Operating Results, and Common Stock Prices and Dividends in CBI's 1994 Annual Report to Shareholders is incorporated herein by reference.

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























                                       9
                                   PART III

Item 10. Directors and Executive Officers of the Registrant

(a) Information appearing under Election of Directors in CBI's 1995 Proxy Statement is incorporated herein by reference.

(b)  The executive officers of CBI as of March 23, 1995 are as follows:

                                                                  Served as
                                                              Executive
Officer
    Name              Age              Title                    of CBI Since

    ____              ___              _____
_________________
John E. Jones          60    Chairman of the Board, President
                               and Chief Executive Officer           1980
Lewis E. Akin          57    Executive Vice President                1986
Robert J. Daniels      61    Executive Vice President                1988
George L. Schueppert   56    Executive Vice President-Finance
                               and Chief Financial Officer           1987
Charles O. Ziemer      55    Senior Vice President and
                               General Counsel                       1984
Buel T. Adams          62    Vice President and Treasurer            1983
Stephen M. Duffy       45    Vice President-Human Resources          1993
Alan J. Schneider      49    Vice President and Controller           1991

(d) There are no family relationships between any executive officers and directors. Executive officers are usually elected at the meeting of the Board of Directors immediately preceding the Annual Meeting of
Shareholders
     and serve until successors are elected.

(e)  With the exception of Stephen M. Duffy, all of the above named officers
have       been employed by CBI in an executive or management capacity for more than  five years. Stephen M. Duffy was formerly a Vice President with
Sunbeam    Appliance Company.

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 appears under Section 16(a) Reporting Delinquencies in CBI's 1995 Proxy Statement and is incorporated herein by reference.


Item 11. Executive Compensation

  Information appearing under Executive Compensation in CBI's 1995 Proxy Statement is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

  Information appearing under Common Stock Ownership By Certain Persons and Management in CBI's 1995 Proxy Statement is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

  Not applicable.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) 1. Financial Statements

  The following financial statements and Report of Independent Public Accountants previously incorporated by reference under Item 8 of Part II of this report are herein incorporated by reference.

       Financial Statements:
         Statements of Income - For the years ended December 31, 1994, 1993 and 1992
         Balance Sheets - For the years ended December 31, 1994, 1993 and 1992 Statements of Cash Flows - For the years ended December 31, 1994,
            1993 and 1992
         Statements of Common Capital Stock - For the years ended December 31,
            1994, 1993 and 1992
         Notes to Financial Statements
         Report of Independent Public Accountants

      2. Financial Statement Schedules

  These schedules have been omitted because the schedules are either not applicable or the required information is shown in the financial statements or notes thereto incorporated by reference under Item 8 of Part II of this report.

  Quarterly financial data for the years ended December 31, 1994 and 1993 is shown in the supplemental financial information incorporated by reference under Item 8 of Part II of this report.

  CBI's interest in 50 percent or less owned affiliates, when considered in the aggregate, does not constitute a significant subsidiary, therefore summarized financial information has been omitted.

       3. Exhibits

  The Exhibit Index on page 13 and Exhibits being filed are submitted as a separate section of this report.

  (b) Reports on Form 8-K

  A Form 8-K was filed under Item 5, Other Events and Item 7, Financial Statements and Exhibits. The date of that report was December 21, 1994.

                                  SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CBI INDUSTRIES, INC.

Date: March 23, 1995

                                          By: /s/ George L. Schueppert
                                               ___________________________
                                                  George L. Schueppert
                                          Executive Vice President-Finance,
                                          Chief Financial Officer and Director

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 23, 1995.

       Signature                                Title

   /s/ John E. Jones                Chairman of the Board, President,
_______________________________     Chief Executive Officer (Principal
                                      Executive Officer) and Director
       John E. Jones


   /s/ Lewis E. Akin                Executive Vice President and Director
_______________________________
       Lewis E. Akin


   /s/ Robert J. Daniels            Executive Vice President and Director
_______________________________
       Robert J. Daniels


   /s/ George L. Schueppert         Executive Vice President-Finance,
_______________________________       Chief Financial Officer (Principal
                                      Financial Officer) and Director
       George L. Schueppert


   /s/ Wiley N. Caldwell            Director and Chairman of the Audit
Committee
_______________________________
       Wiley N. Caldwell


   /s/ E.H. Clark, Jr.              Director and Member of the Audit Committee
_______________________________
       E.H. Clark, Jr.


   /s/ John F. Riordan              Director and Member of the Audit Committee
_______________________________
       John F. Riordan


   /s/ Robert G. Wallace            Director and Member of the Audit Committee
_______________________________
       Robert G. Wallace


   /s/ Alan J. Schneider            Vice President and Controller
_______________________________
       Alan J. Schneider            (Principal Accounting Officer)

                         1994 FORM 10-K ANNUAL REPORT
                                 EXHIBIT INDEX
Item 14 (a) 3
  Exhibit

  (3) Articles of Incorporation and By-Laws.

      Articles of Incorporation.
        Restated Certificate of Incorporation can be found in CBI's Form 10-Q dated August 15, 1994 and is incorporated herein by reference.

      By-Laws.
        By-laws as amended can be found in CBI's Form 10-Q dated May 13, 1994 and are incorporated herein by reference.

  (4) Instruments Defining the Rights of Security Holders, Including
Indentures.

      1. Indenture between CBI and Chemical Bank, as Trustee, dated March 1, 1994 can be found in CBI's Form 10-Q dated May 13, 1994 and is incorporated herein by reference.

      2. 6 1/4% Notes due June 30, 2000. The indenture between CBI and Bank of America Illinois (formerly known as Continental Bank, National Association), as Trustee, dated June 1, 1993 filed as Exhibit 4(a)
can          be found in CBI's Form S-3 Registration Statement Number 33-64052
dated
         June 22, 1993 and is incorporated herein by reference.

      3. 6 5/8% Notes due March 15, 2003. The indenture between CBI and Bank-America National Trust Company, as Trustee, dated March 1, 1993 filed as Exhibit 4(a) can be found in CBI's Form S-3 Registration Statement Number 33-58940 dated February 26, 1993 and is incorporated herein by reference.

      4. Series A Preferred Stock Purchase Rights Agreement as amended can be found in CBI's Form 8-K dated December 21, 1994 and is incorporated herein by reference.

      5. Description of Convertible Voting Preferred Stock, Series C can be found in CBI's Form 8-K dated April 19, 1988 and is incorporated herein
         by reference.

      6. $300,000,000 Credit Agreement dated as of December 4, 1992 among CBI Industries, Inc., the banks listed therein and Ibis Investments, Inc. as Bid Advance Agent.
         (a) Amendment No. 1 dated January 11, 1993.
         (b) Amendment No. 2 dated as of June 1, 1993.
         (c) Successor Agreements dated January 1, 1995.
         (d) Letter extending the termination date of the Credit Agreement to December 31, 1997.

      7. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, various instruments defining the rights of holders of long-term debt
of         CBI are not being filed because the total of securities authorized under
         each such instrument does not exceed 10% of the total assets of CBI.
CBI          hereby agrees to furnish a copy of such instruments to the
Securities
         and Exchange Commission upon request.

  (10) Material Contracts.

        Executive Contracts and Compensation Plans.
         1. Directors' Deferred Fee Plan, as amended, can be found in CBI's
Form
            10-K dated March 30, 1993 and is incorporated herein by reference.

         2. Agreement between John E. Jones and CBI can be found in CBI's Form 10-K dated March 29, 1983 and is incorporated herein by reference.

                         1994 FORM 10-K ANNUAL REPORT
                           EXHIBIT INDEX (Continued)

  (10) Material Contracts (continued)
         3. A summary of the Termination Agreements can be found in CBI's Form 8-K dated October 10, 1986 and is incorporated herein by reference.

         4. Agreement between George L. Schueppert and CBI can be found in CBI's
            Form 10-K dated March 29, 1989 and is incorporated herein by reference.

         5. CBI Industries Stock Option Plan, as amended, can be found in CBI's
            Form S-8 dated October 10, 1990 and is incorporated herein by reference.

         6. CBI Executive Life Insurance Plan can be found in CBI's Form 10-K dated March 30, 1993 and is incorporated herein by reference.

         7. CBI Officers' Bonus Plan.

         8. CBI 1994 Restricted Stock Award Plan.

  (11) Computation of Per Share Earnings.

  (13) Portions of the 1994 Annual Report to Shareholders expressly
incorporated         by reference into this report.

  (21) Subsidiaries of the Registrant.

  (23) Consent of Independent Public Accountants.

  (27) Financial Data Schedule.