Form 10-Q
period 1995-03-31
CBI INDUSTRIES INC /DE/
filed 1995-05-12
CIK 310431

FORM 10-Q
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549




          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

                                      OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from      to
                                                 ____    ____


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


                              YES  X      NO
                                 _____      _____

The number of shares outstanding of a single class of common stock as of March 31, 1995 - 38,085,211.












                                    1 of 16



                     CBI INDUSTRIES, INC. AND SUBSIDIARIES
                               Table of Contents






PART I.   FINANCIAL INFORMATION


           Financial Statements:                                        Page
            Statements of Income
            Three Months Ended March 31, 1995 and 1994..................   3

            Balance Sheets
            March 31, 1995 and December 31, 1994........................   4

            Statements of Cash Flows
            Three Months Ended March 31, 1995 and 1994..................   5

            Notes to Financial Statements...............................   6

            Management's Discussion and Analysis of Operating
            Performance and Financial Condition.........................   9

PART II.   OTHER INFORMATION............................................  14

SIGNATURE PAGE..........................................................  16






































                                       2

         PART I - FINANCIAL INFORMATION

     CBI INDUSTRIES, INC. AND SUBSIDIARIES
              STATEMENTS OF INCOME

                                                Three Months
Thousands of dollars, except per share amounts  Ended March 31,
                                                  1995      1994
Revenues
  Industrial Gases                              $251,769  $197,525
  Contracting Services                           173,995   174,484
  Investments                                     37,539    29,874
    Total Revenues                               463,303   401,883

Costs of Services and Products Sold
  Industrial Gases                              (175,602) (140,493)
  Contracting Services                          (154,849) (147,507)
  Investments                                    (27,467)  (24,209)
    Total Costs of Services and Products Sold   (357,918) (312,209)

    Gross Profit from Operations                 105,385    89,674

Selling and Administrative Expense
  Industrial Gases                               (45,335)  (32,439)
  Contracting Services                           (18,695)  (19,814)
  Investments                                     (1,544)   (1,223)
  Corporate                                       (3,863)   (4,766)
    Total Selling and Administrative Expense     (69,437)  (58,242)

Income from Operations                            35,948    31,432

Interest Expense                                  (9,227)   (8,146)

Income before Income Taxes and Minority Interest  26,721    23,286

Provision for Income Taxes                       (12,600)  (11,500)

Income before Minority Interest                   14,121    11,786

Minority Interest in Income                       (3,927)   (2,113)

Net Income                                        10,194     9,673

Dividends on Preferred Shares                     (1,538)   (1,501)
Net Income to Common Shareholders                 $8,656    $8,172

Net Income per Common Share
  Primary                                          $0.23     $0.22
  Fully Diluted                                    $0.21     $0.20

Average Common Shares Outstanding (thousands)
  Primary                                         38,090    37,680
  Fully Diluted                                   43,486    43,257

Dividends on Common Shares
  Amount                                          $4,570    $4,535
  Per Share                                        $0.12     $0.12

<F1>
The accompanying notes are an integral part of these financial statements.

        CBI INDUSTRIES, INC. AND SUBSIDIARIES
                   BALANCE SHEETS
Thousands of dollars                                   March 31,         Dec. 31,
                                                          1995             1994
Current Assets
  Cash                                                       $4,080          $14,013
  Temporary Cash Investments                                 47,323           36,953
  Accounts Receivable, less allowances
    of 14,900 and 14,800                                    265,306          295,542
  Contracts in Progress with Earned Revenues
    exceeding related Progress Billings                      63,037           60,143
  Inventories (Note 2)                                       80,311           73,226
  Other Current Assets                                       43,463           37,977
                                                            503,520          517,854

Other Assets
  Notes Receivable                                           36,900           37,397
  Real Estate Properties                                     26,194           26,542
  Equity in and Advances to Unconsolidated Affiliates        28,433           31,082
  Intangible Assets                                          79,124           78,783
  Other Non-Current Assets                                   78,651           70,124
                                                            249,302          243,928

Property and Equipment                                    1,932,682        1,876,329
  Accumulated Depreciation                                 (644,327)        (629,399)
                                                          1,288,355        1,246,930
Total Assets                                             $2,041,177       $2,008,712

Current Liabilities
  Notes Payable                                             $76,890          $72,589
  Current Maturities of Long-Term Debt  (Note 3)             17,333           17,241
  Accounts Payable                                           75,735           94,523
  Dividends Payable                                             661            2,675
  Accrued Liabilities                                       120,267          117,851
  Contracts in Progress with Progress Billings
    exceeding related Earned Revenues                        45,936           42,813
  Income Taxes Payable                                       32,158           31,360
                                                            368,980          379,052

Long-Term Debt and Other Liabilities
  Long-Term Debt (Note 3)                                   644,010          666,730
  Other Non-Current Liabilities                             151,904          143,065
  Deferred Income Taxes                                      41,631           41,687
  Minority Interest in Subsidiaries                          63,738           62,342

Capital Stock
  Preferred Stock
    Series D (Note 4)                                        55,000            -

    Series C (Note 4)                                       114,749          115,244
    Unamortized ESOP Debt (Note 6)                          (75,003)         (77,106)
                                                             39,746           38,138

  Common Stock
    Common Stock (Note 5)                                    99,459           99,459
    Additional Paid-in Capital                              214,320          214,320
    Retained Earnings                                       464,762          460,683
    Unamortized Restricted Stock Awards                     (10,785)          (9,780)
    Unamortized ESOP Debt (Note 6)                          (16,698)         (17,167)
    Cost of Reacquired Common Stock (Note 5)                (35,585)         (34,676)
    Cumulative Translation Adjustment                       (39,305)         (35,141)
                                                            676,168          677,698
Total Liabilities and Capital Stock                      $2,041,177       $2,008,712
The accompanying notes are an integral part of these financial statements.

            CBI INDUSTRIES, INC. AND SUBSIDIARIES
                  STATEMENTS OF CASH FLOWS

                                                             Three Months
Thousands of dollars                                         Ended March 31,
                                                                1995       1994
Cash Flows from Operating Activities
  Net Income                                                  $10,194     $9,673
  Depreciation                                                 27,209     24,837
                                                               37,403     34,510

  Decrease in Accounts Receivable                              30,756     36,119
  Decrease in Contracts in Progress, net                          229        531
  (Decrease) in Accounts Payable,
    Accrued Liabilities and Income Taxes Payable, net         (17,889)   (14,794)
  Increase/(Decrease) in Deferred Income Taxes                  1,708     (2,174)
  Decrease in Undistributed Earnings
    of Unconsolidated Affiliates                                  545        111
  Other, net                                                      (31)     3,608
    Total Cash Flows from Operating Activities                 52,721     57,911

Cash Flows from Capital Investment Activities
  Purchase of Property and Equipment                          (62,285)   (67,540)
  Cost of Business Acquisitions, net of cash acquired          (6,427)        -
  Disposition of Property and Equipment                         1,669      2,216
  (Increase)/Decrease in Other Assets, net                     (7,789)     1,681
  Other, net                                                   (1,737)     3,101
    Total Cash Flows from Capital Investment Activities       (76,569)   (60,542)

Cash Flows from Financing and Shareholder Activities
  Issuance of Debt                                             42,511     44,809
  Repayment of Debt                                           (61,079)   (19,191)
                                                              (18,568)    25,618
  Sale of Preferred Stock and Common Stock                     55,822      2,328
  Purchase of Common Stock                                     (4,376)      (264)
  Dividends Paid                                               (8,593)    (8,730)
    Total Cash Flows from Financing and Shareholder Activities 24,285     18,952
Increase in Cash and Temporary Cash Investments                  $437    $16,321


The accompanying notes are an integral part of these financial statements.


                     CBI INDUSTRIES, INC. AND SUBSIDIARIES
                         Notes to Financial Statements
                                March 31, 1995

                             Thousands of dollars



(1)  Additional Information

     The consolidated financial statements included herein have been prepared by CBI Industries, Inc. and Subsidiaries (CBI), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although CBI believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the 1994 annual report on Form 10-K of CBI.

     In the opinion of CBI, all adjustments necessary to present fairly the financial position of CBI as of March 31, 1995 and the results of its operations and cash flows for the period then ended have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.


(2)  Inventories

     Inventories by component and valuation method at March 31, 1995:


     Raw materials and supplies                                     $34,293

     Work in process                                                  4,951

     Finished goods                                                  41,067
                                                                    _______
          Total inventories                                         $80,311
                                                                    =======

     Average cost method                                            $54,140

     First-in, first-out method                                      26,171
                                                                    _______
          Total inventories                                         $80,311
                                                                    =======

(3)  Long-Term Debt

Summary of long-term debt at March 31, 1995:

Commercial Paper and Other Similar Borrowings with a weighted
 average quarter-end interest rate of 6.4%                    $189,884

Senior ESOP Notes with a quarter-end interest rate of 8.354%,
 maturing in 1995 through 2002                                  89,710

6-1/4% Notes, $75,000 face amount, due 2000                     74,765

6-5/8% Notes, $75,000 face amount, due 2003                     74,521

Variable Rate Unsecured Notes with a weighted average quarter-
 end interest rate of 7.5%, maturing in 1995 through 2001      137,388

Variable Rate Secured Notes with a weighted average quarter-
 end interest rate of 6.7%, maturing in 1995 through 2000       61,400

Fixed Rate Medium-Term Notes, Series A, with a weighted average
quarter-end interest rate of 7.7%, maturing in 1999 and 2004    31,000

Other                                                            2,675
                                                              ________
                                                               661,343

Less: current maturities                                       (17,333)
                                                              ________
                                                              $644,010
                                                              ========

     Commercial paper and other similar borrowings, which would normally be classified as current debt, have been classified as long-term debt since this debt is supported by unused commitments under an existing $300,000 unsecured three-year extendible revolving credit agreement. The agreement has a present termination date of December 31, 1997, extendible annually for one additional year by mutual consent. Amounts borrowed under the agreement may be prepaid under certain options and a commitment fee is payable on any unused portion.


     Minimum annual principal payments of long-term debt are as follows:

     April 1 through December 31, 1995                             $ 11,996

     Year ending December 31, 1996                                   20,338

     Year ending December 31, 1997                                  215,998

     Year ending December 31, 1998                                   56,801

     Year ending December 31, 1999                                  113,715

     Year ending December 31, 2000                                   98,379

     After 2000                                                     144,116
                                                                   ________
                                                                   $661,343
                                                                   ========

(4)  Preferred Stock - $1.00 par value; authorized - 20,000,000 shares.

     Series A - No shares have been issued. 800,000 shares are reserved as Series A Junior Participating Preferred Stock.

     Series C - 3,541,636 shares were issued as Convertible Voting Preferred Stock, Series C, at March 31, 1995 and 3,556,918 shares at December 31, 1994. The annual dividend is $2.27 per share, payable semi-annually.

     Series D - 550,000 shares were issued as 7.48% Cumulative Preferred Stock, Series D, on March 31, 1995. CBI sold these shares on March 31, 1995 at $100 per share. The annual dividend is $7.48 per share, payable quarterly. No dividends may be paid on CBI's Common Stock or Series A Junior Participating Preferred Stock, unless all dividends payable on outstanding shares of Series D Preferred Stock have been paid, and shall rank on parity with the Series C Preferred Stock as to payment of dividends. The holders of shares of Series D Preferred Stock have no voting rights. The Series D Preferred Stock is mandatorily redeemable on, but not prior to, April 1, 2000 at a price of $100 per share.

(5)  Common Stock

     Common stock - $2.50 par value; authorized - 120,000,000 shares at March 31, 1995; issued - 39,783,614 shares at March 31, 1995 and December 31, 1994.

     Reacquired stock - The number of reacquired shares of common stock was 1,698,403 at March 31, 1995 and 1,686,650 at December 31, 1994.

(6)  Employee Stock Ownership Plan (ESOP)

     Unamortized ESOP debt - The Senior ESOP Notes, which were issued in 1988, in an amount of $125,000, were initially offset by a like amount of unamortized ESOP debt in capital stock. As company contributions plus the dividends on the shares held by the ESOP are used to meet interest and principal payments on the loan over its 14-year term, shares acquired with the loan proceeds are allocated to eligible employees. As of March 31, 1995, 709,751 common shares and 1,787,917 Series C preferred shares are subject to future allocation.






























                                       8
                     Management's Discussion and Analysis
               of Operating Performance and Financial Condition

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes.

OPERATING PERFORMANCE

OVERVIEW. Consolidated net income for the quarter ended March 31, 1995 was $10.2 million ($0.23 per common share), as compared to $9.7 million ($0.22 per common share) for the first quarter of 1994.

Revenues in the current quarter were $463.3 million, up 15.3% from the $401.9 million recorded in the prior year. In the second quarter of 1994, Liquid Carbonic consolidated for the first time the financial results of certain of its Canadian distributors (the "Canadian consolidation"). Excluding the Canadian consolidation and a related adjustment, revenues for the current quarter would have been $444.0 million, resulting in a 10.5% increase in revenues between years.

Gross profit for the first quarter of 1995 of $105.4 million (22.7% of revenues) was 17.5% greater than 1994's $89.7 million (22.3% of revenues). Excluding the Canadian consolidation, gross profit would have increased 10.7% over the comparable periods. Gross margins improved from 1994 in the Industrial Gases and Investments segments, but declined in the Contracting Services segment. Selling and administrative expenses of $69.4 million increased $11.2 million from the first quarter of 1994, of which $5.3 million was attributable to the Canadian consolidation. Excluding the effect of that consolidation, selling and administrative expenses would have increased 10.1% between years. CBI's income from operations of $35.9 million (7.8% of revenues) in the first quarter of 1995 represented a 14.4% improvement from the $31.4 million (also 7.8% of revenues) recorded in 1994. Cash flow from operations for the first quarters of 1995 and 1994 were $66.9 million and $68.9 million, respectively.

CBI's comparative operating performance, before interest and taxes, for the first quarters of 1995 and 1994, was as follows (dollars in thousands):


                                        Three Months
                                        ____________
                                    1995              1994
                                    ____              ____
Revenues                       $ 463,303         $ 401,883
Costs                           (357,918)         (312,209)
                               _________         _________
Gross profit                     105,385            89,674
Gross margin-%                     22.7%             22.3%

Selling and administrative       (69,437)          (58,242)
                               _________         _________
Income from operations            35,948            31,432
Operating margin-%                  7.8%              7.8%

Depreciation                      27,209            24,837
Other non-cash charges             3,748            12,592
                               _________         _________
Cash flow from operations      $  66,905         $  68,861
                               =========         =========

INDUSTRIAL GASES. Liquid Carbonic's performance for the quarters ending March 31, 1995 and 1994 was as follows (dollars in thousands):


                                        Three Months
                                        ____________
                                    1995              1994
                                    ____              ____
Revenues                       $ 251,769         $ 197,525
Costs                           (175,602)         (140,493)
                               _________         _________
Gross profit                      76,167            57,032
Gross margin-%                     30.3%             28.9%

Selling and administrative       (45,335)          (32,439)
                               _________         _________
Income from operations         $  30,832         $  24,593
Operating margin-%                 12.2%             12.5%
                               =========         =========

Liquid Carbonic's revenues for the first quarter of 1995 were 27.5% greater than in the same 1994 quarter. Excluding the effect of the Canadian consolidation, revenues in the current quarter would have been $232.5 million, producing a revenue increase of 17.7%. Although all geographical sectors showed double-digit improvement, revenue growth outside the United States and Canada, particularly in Brazil, was especially strong, increasing more than 30% from a combination of greater volumes and higher average selling prices in U.S. dollar terms. The devaluation of the Mexican peso during the first quarter of 1995 had a negligible effect on Liquid Carbonic's revenues and operating income. Revenues in the United States increased more than 10% between periods due mainly to increased production of methanol and formaldehyde by the Process Plants division of Liquid Carbonic, from increased prices and increased sales volumes of carbon dioxide, and from greater sales volumes of atmospheric gases.

Gross profit increased by 22.8% (after adjusting for the Canadian consolidation) from the increase in revenues and from efficiencies in production costs which were realized in a number of countries. The gross margin benefitted from new plant capacity as well as from a favorable product mix. Selling and administrative expenses were higher for three principal reasons, a $5.3 million increase due to the Canadian consolidation, a $5.0 million increase in Brazil (half of which is due to the increased value of the Brazilian currency), and approximately $0.7 million arising from recently acquired companies in Latin America. Selling and administrative expenses in the United States declined on a year-to-year basis despite an increased number of facilities and higher volumes of gases sold.

Liquid Carbonic's income from operations increased 25.4% between years, although its operating margin declined slightly due to the accounting effects of the Canadian consolidation. Excluding the Canadian consolidation, the operating margin would have been 12.9% in the first quarter of 1995.
Operating income outside the United States and Canada improved because of revenue growth. Operating margins increased due to Liquid Carbonic's ability to adjust prices outside of North America to more than offset the rate of cost inflation, to enhanced production efficiencies, and to greater revenue growth in countries which enjoy higher operating margins. Operating income in the United States increased 6.1% year-over-year, but the U.S. operating margin was slightly lower than that of the previous year which benefitted from the inclusion in 1994 of gains from the sale of certain retail operations.

CONTRACTING SERVICES.   The operating results of Chicago Bridge and Iron
Company for the quarters ending March 31, 1995 and 1994 were as follows (dollars in thousands):


                                        Three Months
                                        ____________
                                    1995              1994
                                    ____              ____
Revenues                       $ 173,995         $ 174,484
Costs                           (154,849)         (147,507)
                               _________         _________
Gross profit                      19,146            26,977
Gross margin-%                     11.0%             15.5%

Selling and administrative       (18,695)          (19,814)
                               _________         _________
Income from operations         $     451         $   7,163
Operating margin-%                  0.3%              4.1%
                               =========         =========

Revenues for the Contracting Services segment in the first quarter of 1995 were level with those of the prior year in total, although revenues increased about $16 million in the United States and declined a like amount
internationally.   Approximately 64% of revenues during the first quarter of
1995 was derived from within the United States, as compared to approximately 54% in the first quarter of 1994. The increase in the United States reflects the execution of a greater volume of repair and maintenance work than was available to the company one year previously. The decline in revenues outside the United States is measured against a high level of work put in place during the first quarter of 1994, principally in Africa, Southeast Asia and the Caribbean, as compared to the current quarter.

Operating and gross margins for the segment declined during the current quarter, as compared to the first quarter of 1994 mainly due to the margin benefit in the first quarter of 1994 from the results of favorable resolutions of certain international contract claims and the gain from the sale of property to the U.S. Navy. In addition, the first quarter of 1995 was adversely affected by weather-related and operational factors on several domestic construction projects and by continuing expenses arising from the reconfiguration of the contracting company's domestic operations. Margins for Chicago Bridge are expected to remain under pressure until its level of work increases and the mix of its activities reflects an increased level of new vessel fabrication and international revenues.

New contract awards for the first quarter of 1995 totalled $232.1 million, a 4.6% improvement from the comparable quarter of 1994, and up 16.7% from the final quarter of 1994. The order flow in the quarter was strongly domestic and reflected continued growth of Chicago Bridge's service activities. The three largest orders, all domestic, totalled approximately $70 million. The backlog of work to be executed in the future increased to $348.4 million as of March 31, 1995, up from $287.5 million at the end of 1994, but lower than the $475.7 million at March 31, 1994.

INVESTMENTS. The operating results of Statia Terminals and the contributions from financial investments, which together comprise the Investments segment, were as follows for the quarters ending March 31, 1995 and 1994 (dollars in thousands):


                                        Three Months
                                        ____________
                                    1995              1994
                                    ____              ____
Revenues                        $ 37,539          $ 29,874
Costs                            (27,467)          (24,209)
                                ________          ________
Gross profit                      10,072             5,665
Gross margin-%                     26.8%             19.0%

Selling and administrative        (1,544)           (1,223)
                                ________          ________
Income from operations          $  8,528          $  4,442
Operating margin-%                 22.7%             14.9%
                                ========          ========

Revenues for the first quarter of 1995 increased 25.7% due to a 45% growth in bunkering revenues at the St. Eustatius facility, with both volumes and prices increasing 20% over the previous year, and to $3.5 million in revenues from a new five-million-barrel facility at St. Eustatius which became operational during the first quarter. Revenues and operating income, however, were less than anticipated due to a slower than expected pace of activity at the company's Point Tupper Terminal as demand for storage and blending capacity associated with reformulated fuel requirements in the United States did not meet expectations.

Income from operations for the segment was up more than 90% year-over-year, due mainly to earnings from the increase in revenues for Statia Terminals, and to income from other assets included in the Investments segment, net of foreign exchange effects.

OTHER INCOME STATEMENT MATTERS. Interest expense for the first quarter of 1995 amounted to $9.2 million, as compared to $8.1 million for the comparable 1994 period, as a result of higher levels of debt and an increase in interest rates. The effective income tax rate for the current quarter was 47.2%. In the first quarter of 1994, the effective income tax rate was 49.4%, but this rate was reduced in subsequent quarters, resulting in an effective rate of 46.5% for all of 1994. CBI's effective income tax rate continues to be greater than the statutory U.S. tax rate because its taxable domestic earnings are low relative to earnings from its international operations.

Fully diluted earnings per common share, assuming the conversion of the company's Series C Convertible Voting Preferred Stock, as required by accounting disclosure rules, was $0.21 for the first quarter of 1995, compared to $0.20 in 1994's first quarter.

FINANCIAL CONDITION

BALANCE SHEET. Cash and short-term investments totalled $51.4 million at March 31, 1995, about the same as at December 31, 1994. Working capital declined slightly from $138.8 million at the end of 1994 to $134.5 million at March 31, 1995. Total debt (notes payable plus current and non-current long-term debt) was reduced from $756.6 million as of December 31, 1994 to $738.2 million for the current quarter as a result of the issuance of $55 million in preferred stock on March 31, 1995, the proceeds from which were applied to debt. The ratio of total debt to total capitalization (total debt plus capital stock) declined from 51.4% at December 31, 1994 to 48.9% as of March 31, 1995. With CBI's ESOP debt considered as equity, which will occur as the common and preferred shares held by the ESOP Trust are allocated to eligible employees, debt as a percent of capitalization was 45.0% at December 31, 1994 and 43.0% at March 31, 1995.

CAPITAL EXPENDITURES. Expenditures for new plant and equipment during the first quarter of 1995 were $62.3 million, compared to $67.5 million in 1994's first quarter. Of the expenditures in the current year, $41.2 million represented investments in increased capacity.

                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

MARATHON/TEXAS CITY LITIGATION.   On October 30, 1987, CBI Na-Con, Inc.
("CBI Na-Con") was working in the Marathon Petroleum Company refinery in Texas City, Texas. While a lift was being made by a crane supplied and operated by others, the crane became unstable, causing the operator to drop the load on a hydrofluoric acid tank which released part of its contents into the atmosphere. The community surrounding the refinery was evacuated after the incident and a substantial number of persons evacuated sought medical attention. CBI Na-Con has reached settlements with all but about 4 of the 4,300 (approximate) third-party plaintiffs who brought suit as a result of the incident.

After CBI's insurers declined to indemnify CBI for this incident based on their interpretation of certain pollution exclusions contained in CBI's insurance policies, CBI filed suit in Harris County, Texas against its insurers seeking a court ruling that the policies covered the incident. The Trial Court, on the insurers' preliminary motion, sustained the insurers' position that coverage did not exist. The Texas Court of Appeals reversed the Trial Court and found that CBI should be allowed to proceed with its lawsuit and related discovery against the insurers. The insurers immediately appealed the Court of Appeals decision in CBI's favor to the Texas Supreme Court, which accepted the case for review. On March 2, 1995 the Texas Supreme Court reversed the Court of Appeals and affirmed the judgment of the Trial Court that coverage did not exist. CBI filed a motion asking the Supreme Court to reconsider its decision, which is pending. CBI's management presently believes that its reserves are adequate to cover remaining potential liabilities resulting from the occurrence at Texas City.

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

Plaintiffs seek from defendants unspecified treble damages, civil penalties, injunctive relief, costs and attorneys' fees. In addition, suits have been brought against Liquid Carbonic and others under the antitrust laws of the States of Alabama and California based upon the foregoing allegations. The suit in the State of Alabama was settled during the first quarter. The company believes that the allegations made against Liquid Carbonic in the remaining lawsuits are without merit and Liquid Carbonic intends to defend itself vigorously. Liquid Carbonic and its subsidiaries also, from time to time, furnish documents and witnesses in connection with governmental investigations of alleged violations of the antitrust laws.

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


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

        11. Computation of Earnings per Common Share
        27. Financial Data Schedule

     (b) Reports on Form 8-K

A Form 8-K was filed under Item 5, Other Events and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits. The date of that report was April 5, 1995.

A Form 8-K was filed under Item 5, Other Events and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits. The date of that report was April 21, 1995.




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





Date: May 12, 1995