Form 10-Q
period 1995-06-30
CBI INDUSTRIES INC /DE/
filed 1995-08-14
CIK 310431

FORM 10-Q
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549




          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1995

                                      OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from      to
                                                _____    _____


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


                              YES  X      NO
                                 _____      _____

The number of shares outstanding of a single class of common stock as of June 30, 1995 - 38,206,403.











                                    1 of 18



                     CBI INDUSTRIES, INC. AND SUBSIDIARIES
                               Table of Contents






PART I.   FINANCIAL INFORMATION


           Financial Statements:                                        Page
            Statements of Income
            Six Months Ended June 30, 1995 and 1994.....................   3

            Balance Sheets
            June 30, 1995 and December 31, 1994.........................   4

            Statements of Cash Flows
            Six Months Ended June 30, 1995 and 1994.....................   5

            Notes to Financial Statements...............................   6

            Management's Discussion and Analysis of Operating
            Performance and Financial Condition.........................   9

PART II.   OTHER INFORMATION............................................  14

SIGNATURE PAGE..........................................................  18






































                                       2

         PART I - FINANCIAL INFORMATION

     CBI INDUSTRIES, INC. AND SUBSIDIARIES
              STATEMENTS OF INCOME

                                                Three Months        Six Months
Thousands of dollars, except per share amounts  Ended June 30,      Ended June 30,
                                                  1995     1994       1995     1994
Revenues
  Industrial Gases                              $251,007 $228,238   $502,776 $425,763
  Contracting Services                           175,782  208,532    349,777  383,016
  Investments                                     47,009   33,220     84,548   63,094
    Total Revenues                               473,798  469,990    937,101  871,873

Costs of Products and Services Sold
  Industrial Gases                              (169,151)(155,245)  (344,753)(295,738)
  Contracting Services                          (155,479)(177,809)  (310,328)(325,316)
  Investments                                    (38,584) (26,852)   (66,051) (51,061)
    Total Costs of Products and Services Sold   (363,214)(359,906)  (721,132)(672,115)

    Gross Profit from Operations                 110,584  110,084    215,969  199,758

Selling and Administrative Expense
  Industrial Gases                               (44,500) (42,090)   (89,835) (74,529)
  Contracting Services                           (17,771) (20,712)   (36,466) (40,526)
  Investments                                     (1,455)  (1,503)    (2,999)  (2,726)
  Corporate                                       (4,145)  (5,424)    (8,008) (10,190)
    Total Selling and Administrative Expense     (67,871) (69,729)  (137,308)(127,971)

Income from Operations                            42,713   40,355     78,661   71,787

Interest Expense                                 (13,136)  (9,656)   (22,363) (17,802)

Income before Income Taxes and Minority Interest  29,577   30,699     56,298   53,985

Provision for Income Taxes                       (13,000) (14,200)   (25,600) (25,700)

Income before Minority Interest                   16,577   16,499     30,698   28,285

Minority Interest in Income                       (2,561)  (2,928)    (6,488)  (5,041)

Net Income                                        14,016   13,571     24,210   23,244

Dividends on Preferred Shares                     (2,612)  (1,507)    (4,150)  (3,008)
Net Income to Common Shareholders                $11,404  $12,064    $20,060  $20,236

Net Income per Common Share
  Primary                                          $0.30    $0.32      $0.53    $0.54
  Fully Diluted                                    $0.27    $0.29      $0.48    $0.49

Average Common Shares Outstanding (thousands)
  Primary                                         38,183   37,791     38,137   37,736
  Fully Diluted                                   43,535   43,198     43,489   43,143

Dividends on Common Shares
  Amount                                          $4,584   $4,544     $9,154   $9,079
  Per Share                                        $0.12    $0.12      $0.24    $0.24

<F1>
The accompanying notes are an integral part of these financial statements.

                 CBI INDUSTRIES, INC. AND SUBSIDIARIES
                            BALANCE SHEETS
Thousands of dollars                                                      June 30,           Dec. 31,
                                                                             1995              1994
Current Assets
  Cash                                                                          $8,307           $14,013
  Temporary Cash Investments                                                    34,890            36,953
  Accounts Receivable, less allowances
    of 13,800 and 14,800                                                       275,603           295,542
  Contracts in Progress with Earned Revenues
    exceeding related Progress Billings                                         64,468            60,143
  Inventories (Note 2)                                                          91,919            73,226
  Other Current Assets                                                          49,549            37,977
                                                                               524,736           517,854

Other Assets
  Notes Receivable                                                              31,176            37,397
  Real Estate Properties                                                        25,875            26,542
  Equity in and Advances to Unconsolidated Affiliates                           30,498            31,082
  Intangible Assets                                                             78,157            78,783
  Other Non-Current Assets                                                      68,822            70,124
                                                                               234,528           243,928

Property and Equipment                                                       1,989,405         1,876,329
  Accumulated Depreciation                                                    (675,737)         (629,399)
                                                                             1,313,668         1,246,930
Total Assets                                                                $2,072,932        $2,008,712

Current Liabilities
  Notes Payable                                                                $76,374           $72,589
  Current Maturities of Long-Term Debt  (Note 3)                                17,305            17,241
  Accounts Payable                                                              74,268            94,523
  Dividends Payable                                                              2,816             2,675
  Accrued Liabilities                                                          124,396           117,851
  Contracts in Progress with Progress Billings
    exceeding related Earned Revenues                                           43,979            42,813
  Income Taxes Payable                                                          18,851            31,360
                                                                               357,989           379,052

Long-Term Debt and Other Liabilities
  Long-Term Debt (Note 3)                                                      677,063           666,730
  Other Non-Current Liabilities                                                137,717           143,065
  Deferred Income Taxes                                                         45,592            41,687
  Minority Interest in Subsidiaries                                             67,558            62,342

Capital Stock
  Preferred Stock
    Series D (Note 4)                                                           55,000            -

    Series C (Note 4)                                                          113,876           115,244
    Unamortized ESOP Debt (Note 6)                                             (72,900)          (77,106)
                                                                                40,976            38,138

  Common Stock
    Common Stock (Note 5)                                                       99,459            99,459
    Additional Paid-in Capital                                                 214,320           214,320
    Retained Earnings                                                          472,256           460,683
    Unamortized Restricted Stock Awards                                         (9,280)           (9,780)
    Unamortized ESOP Debt (Note 6)                                             (16,231)          (17,167)
    Cost of Reacquired Common Stock (Note 5)                                   (33,242)          (34,676)
    Cumulative Translation Adjustment                                          (36,245)          (35,141)
                                                                               691,037           677,698
Total Liabilities and Capital Stock                                         $2,072,932        $2,008,712
The accompanying notes are an integral part of these financial statements.

                                  4









            CBI INDUSTRIES, INC. AND SUBSIDIARIES
                  STATEMENTS OF CASH FLOWS

                                                             Six Months
Thousands of dollars                                         Ended June 30,
                                                                1995       1994
Cash Flows from Operating Activities
  Net Income                                                  $24,210    $23,244
  Depreciation                                                 57,921     50,783
                                                               82,131     74,027

  Decrease in Accounts Receivable                              20,600     29,493
  (Increase) in Contracts in Progress, net                     (3,159)    (6,313)
  (Decrease) in Accounts Payable,
    Accrued Liabilities and Income Taxes Payable, net         (28,345)   (13,044)
  Increase/(Decrease) in Deferred Income Taxes                  3,035     (3,974)
  (Increase)/Decrease in Undistributed Earnings
    of Unconsolidated Affiliates                                 (109)       468
  Other, net                                                  (21,327)    (4,800)
    Total Cash Flows from Operating Activities                 52,826     75,857

Cash Flows from Capital Investment Activities
  Purchase of Property and Equipment                         (112,224)  (122,367)
  Cost of Business Acquisitions, net of cash acquired          (8,304)        -
  Disposition of Property and Equipment                         3,839     12,323
  Decrease in Other Assets, net                                 8,088      3,599
  Other, net                                                   (3,270)     5,311
    Total Cash Flows from Capital Investment Activities      (111,871)  (101,134)

Cash Flows from Financing and Shareholder Activities
  Issuance of Debt                                             54,555     75,476
  Repayment of Debt                                           (40,635)   (24,446)
                                                               13,920     51,030
  Sale of Preferred Stock and Common Stock                     55,928      2,407
  Purchase of Common Stock                                     (4,538)    (1,899)
  Dividends Paid                                              (14,034)   (13,275)
    Total Cash Flows from Financing and Shareholder Activitie  51,276     38,263
(Decrease)/Increase in Cash and Temporary Cash Investments    ($7,769)   $12,986


The accompanying notes are an integral part of these financial statements.




                             CBI INDUSTRIES, INC. AND SUBSIDIARIES
                                 Notes to Financial Statements
                                         June 30, 1995

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

     In the opinion of CBI, all adjustments necessary to present fairly the financial position of CBI as of June 30, 1995 and the results of its operations and cash flows for the period then ended have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.


(2)  Inventories

     Inventories by component and valuation method at June 30, 1995:


     Raw materials and supplies                                     $39,562

     Work in process                                                  7,727

     Finished goods                                                  44,630
                                                                    _______
          Total inventories                                         $91,919
                                                                    =======

     Average cost method                                            $62,076

     First-in, first-out method                                      29,843
                                                                    _______
          Total inventories                                         $91,919
                                                                    =======



















                                       6

(3)  Long-Term Debt

Summary of long-term debt at June 30, 1995:

Commercial Paper and Other Similar Borrowings with a weighted
 average quarter-end interest rate of 6.2%                    $221,681

Senior ESOP Notes with a quarter-end interest rate of 8.354%,
 maturing in 1995 through 2002                                  89,710

6-1/4% Notes, $75,000 face amount, due 2000                     74,774

6-5/8% Notes, $75,000 face amount, due 2003                     74,533

Variable Rate Unsecured Notes with a weighted average quarter-
 end interest rate of 7.1%, maturing in 1995 through 2001      140,311

Variable Rate Secured Notes with a weighted average quarter-
 end interest rate of 6.7%, maturing in 1995 through 2000       60,100

Fixed Rate Medium-Term Notes, Series A, with a weighted average
quarter-end interest rate of 7.7%, maturing in 1999 and 2004    31,000

Other                                                            2,259
                                                              ________
                                                               694,368

Less: current maturities                                       (17,305)
                                                              ________
                                                              $677,063
                                                              ========

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


     Minimum annual principal payments of long-term debt are as follows:

     July 1 through December 31, 1995                               $ 9,223

     Year ending December 31, 1996                                   20,328

     Year ending December 31, 1997                                  247,571

     Year ending December 31, 1998                                   56,978

     Year ending December 31, 1999                                  115,752

     Year ending December 31, 2000                                   98,388

     After 2000                                                     146,128
                                                                   ________
                                                                   $694,368
                                                                   ========









                                       7

(4)  Preferred Stock - $1.00 par value; authorized - 20,000,000 shares.

     Series A - No shares have been issued. 800,000 shares are reserved as Series A Junior Participating Preferred Stock.

     Series C - 3,514,696 shares were issued and outstanding as Convertible Voting Preferred Stock, Series C, at June 30, 1995 and 3,556,918 shares at December 31, 1994. The annual dividend is $2.27 per share, payable semi-annually.

     Series D - 550,000 shares were issued and outstanding as 7.48% Cumulative Preferred Stock, Series D, on March 31, 1995. CBI sold these shares on March 31, 1995 at $100 per share. The annual dividend is $7.48 per share, payable quarterly. No dividends may be paid on CBI's Common Stock or Series A Junior Participating Preferred Stock, unless all dividends payable on outstanding shares of Series D Preferred Stock have been paid, and shall rank on parity with the Series C Preferred Stock as to payment of dividends. The holders of shares of Series D Preferred Stock have no voting rights. The Series D Preferred Stock is mandatorily redeemable on, but not prior to, April 1, 2000 at a price of $100 per share.


(5)  Common Stock

     Common stock - $2.50  par  value;   authorized - 240,000,000  shares  at
     June 30,  1995;  issued -  39,783,614 shares at June 30, 1995 and
     December 31, 1994.

     Reacquired stock - The number of reacquired shares of common stock was 1,577,211 at June 30, 1995 and 1,686,650 at December 31, 1994.


(6)  Employee Stock Ownership Plan (ESOP)

     Unamortized ESOP debt - The Senior ESOP Notes, which were issued in 1988, in an amount of $125,000, were initially offset by a like amount of unamortized ESOP debt in capital stock. As company contributions plus the dividends on the shares held by the ESOP are used to meet interest and principal payments on the loan over its 14-year term, shares acquired with the loan proceeds are allocated to eligible employees. As of June 30, 1995, 704,507 common shares and 1,787,387 Series C preferred shares are subject to future allocation.


























                                       8
              Management's Discussion and Analysis
        of Operating Performance and Financial Condition

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes.

OPERATING PERFORMANCE

OVERVIEW. Consolidated net income for the quarter ended June 30, 1995 was $14.0 million ($0.30 per common share), as compared to $13.6 million ($0.32 per common share) for the second quarter of 1994. Net income for the first half of 1995 was $24.2 million ($0.53 per common share), compared to $23.2 million ($0.54 per common share) in the first half of 1994.

Revenues in the second quarter of 1995 were $473.8 million, up 0.8% from the $470.0 million recorded in the comparable 1994 quarter. For the first six months of 1995, revenues of $937.1 million were 7.5% greater than the $871.9 million realized in the first half of 1994. In the second quarter of 1994, Liquid Carbonic consolidated for the first time the financial results of certain of its Canadian distributors (the "Canadian consolidation"), incorporating the results of these distributors for both the first and second quarters of 1994. Excluding the first quarter 1994 revenues from the Canadian consolidation, revenues for the second quarter of 1994 would have been $457.4 million, resulting in a 3.6% increase in revenues between the second quarters of 1995 and 1994.

Gross profit for the second quarter of 1995 was $110.6 million (23.3% of revenues), essentially level with 1994's second quarter. Excluding the effect of the Canadian consolidation, gross profit would have increased 5.3% between years. For the first six months of 1995, gross profit of $216.0 million (23.0% of revenues) was up 8.1% over the $199.8 million (22.9% of revenues) recorded in 1994's first half. Gross margins for the six months improved from 1994 in the Industrial Gases and Investments segments, but declined in Contracting Services. Selling and administrative expense declined 2.7% from the second quarter of 1994 to $67.9 million in the current quarter, although increasing 4.6% if the effect of the Canadian consolidation is excluded. For the year to date, selling and administrative expense of $137.3 million was up 7.3% from 1994.

CBI's income from operations in the second quarter and first half of 1995 was $42.7 million (9.0% of revenues) and $78.7 million (8.4% of revenues), respectively, compared to $40.4 million (8.6% of revenues) and $71.8 million (8.2% of revenues), respectively, in 1994. Cash flow from operations for the second quarter and first half of 1995 was $74.5 million and $141.4 million, respectively, compared to $78.7 million and $147.6 million, respectively, in 1994.

CBI's comparative operating performance, before interest and taxes, for the three and six month periods ending June 30, 1995 and 1994 was as follows (dollars in thousands):

                             Three Months         Six Months
                        _____________________  _________________
                              1995      1994      1995      1994
                              ____      ____      ____      ____
Revenues                  $473,798  $469,990  $937,101  $871,873
Costs                     (363,214) (359,906) (721,132) (672,115)
                          _________  ________  ________ ________
Gross profit               110,584   110,084   215,969   199,758
Gross margin - %             23.3%     23.4%     23.0%     22.9%

Selling and administrative (67,871)  (69,729) (137,308) (127,971)
                          ________  ________  ________  ________
Income from operations      42,713    40,355    78,661    71,787
Operating margin - %          9.0%      8.6%      8.4%      8.2%

Depreciation                30,712    25,946    57,921    50,783
Other non-cash charges       1,071    12,427     4,819    25,019
                          ________  ________  ________  ________
Cash flow from operations $ 74,496  $ 78,728  $141,401  $147,589
                          ========  ========  ========  ========

                                9
INDUSTRIAL GASES. Liquid Carbonic's results for the periods ending June 30, 1995 and 1994 were as follows (dollars in thousands):


                            Three Months          Six Months
                       ____________________  ___________________
                             1995      1994       1995      1994
                             ____      ____       ____      ____
Revenues                 $251,007  $228,238   $502,776  $425,763
Costs                    (169,151) (155,245)  (344,753) (295,738)
                         ________  ________   ________  ________
Gross profit               81,856    72,993    158,023   130,025
Gross margin - %            32.6%     32.0%      31.4%     30.5%

Selling and administrative (44,500)  (42,090)  (89,835)  (74,529)
                         ________  ________   ________  ________
Income from operations   $ 37,356  $ 30,903   $ 68,188  $ 55,496
Operating margin - %        14.9%     13.5%      13.6%     13.0%
                         ========  ========   ========  ========

Liquid Carbonic's revenues for the second quarter of 1995 were 10.0% greater than in the second quarter of 1994; excluding the effect in 1994 of the Canadian consolidation, revenues for the quarter would have increased 16.4%. For the year to date, revenues grew 18.1%. Most of the growth in revenues occurred outside the United States, particularly in Brazil, where a combination of higher volumes and prices in U.S. dollar terms resulted in revenue growth in excess of 40% for both the quarter and year to date. All major markets of Liquid Carbonic outside the United States except for Mexico and Argentina, where operations have been affected by difficult local economic conditions, registered double-digit increases in revenues for both the quarter and six-month periods. Revenues in the United States increased approximately nine percent between years due to the effects of increased prices for carbon dioxide, increased sales of oxygen, nitrogen and hydrogen from new facilities, and increased sales of methanol and formaldehyde.

Gross profit in the second quarter increased 20.4% (after adjusting for the Canadian consolidation effect) and was up 21.5% for the year to date from a combination of increased revenues and improved gross margins. Gross margins were favorably impacted by higher sales pricing and more efficient new facilities in the U.S. and by increased volumes throughout the rest of the world, particularly in products with higher profit margins.

Selling and administrative expense increases of $7.2 million in the quarter (excluding the Canadian consolidation effect) and $15.3 million for the year to date were generally in line with the increases in revenue, but were also affected by the foreign exchange impacts of expenditures in countries whose currencies have recently appreciated against the U.S. dollar and by greater marketing costs in certain countries.

Liquid Carbonic's income from operations increased 21.7% between quarters (adjusting for the effect of the Canadian consolidation) and 22.9% for the comparable six-month periods.

CONTRACTING SERVICES. The operating results of Chicago Bridge & Iron Company for the periods ending June 30, 1995 and 1994 were as follows (dollars in thousands):


                            Three Months          Six Months
                       _________________________________________
                             1995      1994       1995      1994
                             ____      ____       ____      ____
Revenues                 $175,782  $208,532   $349,777  $383,016
Costs                    (155,479) (177,809)  (310,328) (325,316)
                         ________  ________   ________  ________
Gross profit               20,303    30,723     39,449    57,700
Gross margin - %            11.6%     14.7%      11.3%     15.1%

Selling and administrative (17,771) (20,712)   (36,466)  (40,526)
                         ________  ________   ________  ________
Income from operations   $  2,532  $ 10,011   $  2,983  $ 17,174
Operating margin - %         1.4%      4.8%       0.9%      4.5%
                         ========  ========   ========  ========

Revenues for the Contracting Services segment in the second quarter of 1995 declined 15.7% from the comparable 1994 quarter and were down 8.7% for the six months to date. In the United States, a low volume of work put in place, primarily reflecting a reduced level of new business awards in 1994, was the principal factor in driving domestic revenues down more than 12% in 1995's second quarter, when compared to the second quarter of 1994. Outside the United States, revenues declined more than 20% in the quarter and year to date from the higher level of work put in place in 1994, principally in the Caribbean, Southeast Asia and Africa.

Gross and operating margins for the segment decreased for both the quarter and year to date, compared to 1994, due mainly to unabsorbed overheads caused by the low level of work put in place worldwide in the first half of 1995 and to highly competitive conditions which have existed for the last six quarters. Margins for Chicago Bridge are expected to remain under pressure until its level of work increases and the mix of new business opportunities improves in favor of higher-margined projects.

New contract awards for the second quarter of 1995 totalled $184.6 million, up 35.0% from the comparable quarter of 1994. For the six months of 1995 to date, new contract awards of $416.7 million are 16.2% above those in the first half of 1994. Approximately two-thirds of the awards for the year to date are in the United States and reflect a near-term demand for peakshaving LNG facilities and continuing demand for turnarounds and other service type work. The backlog of work to be executed in the future stood at $347.6 million as of June 30, 1995, up from $287.5 million at the end of 1994, but lower than the $384.5 million of backlog at June 30, 1994.

Investments. The operating results of Statia Terminals and the contributions from financial investments, which together comprise the Investments segment, were as follows for the periods ending June 30, 1995 and 1994 (dollars in thousands):


                              Three Months         Six Months
                          __________________  __________________
                               1995     1994       1995     1994
                               ____     ____       ____     ____
Revenues                    $47,009  $33,220    $84,548  $63,094
Costs                       (38,584) (26,852)   (66,051) (51,061)
                            _______  _______    _______  _______
Gross profit                  8,425    6,368     18,497   12,033
Gross margin - %              17.9%    19.2%      21.9%    19.1%

Selling and administrative   (1,455)  (1,503)    (2,999)  (2,726)
                            _______  _______    _______  _______
Income from operations      $ 6,970  $ 4,865    $15,498  $ 9,307
Operating margin - %          14.8%    14.6%      18.3%    14.8%
                            =======  =======    =======  =======


Revenues for the second quarter and for the year to date increased from the prior year by 41.5% and 34.0%, respectively, primarily due to growth in bunkering and storage revenues at Statia Terminals' St. Eustatius facility. A five-million-barrel facility which became operational at St. Eustatius in the first quarter of 1995 contributed substantially to this increase in revenues in both periods.

Income from operations improved 43.3% for the quarter and 66.5% for the six months to date due to the increase in revenues, improvements in Statia Terminal's operating margins and an increase in income from other Investments segment assets.

OTHER INCOME STATEMENT MATTERS. Interest expense of $13.1 million for the second quarter and $22.4 million for the first half of 1995 was greater than that of the year previous, due to higher levels of debt and an increase in interest rates. The effective income tax rate for the first six months of 1995 was 45.5%, compared to 47.6% for the comparable 1994 period, as effective tax rates on non-U.S. source earnings declined.

Fully diluted earnings per common share, assuming the conversion of the company's Series C Convertible Voting Preferred Stock, as required by accounting disclosure rules, was $0.27 and $0.48, respectively, for the second quarter and first half of 1995, as compared to $0.29 and $0.49, respectively, for the counterpart 1994 periods.

FINANCIAL CONDITION

BALANCE SHEET. Cash and temporary cash investments totalled $43.2 million at June 30, 1995, down from $51.0 million at December 31, 1994. Working capital increased from $138.8 million at the end of 1994 to $166.7 million at June 30, 1995, primarily reflecting an increase in inventories and payment of international tax liabilities. Total debt (notes payable plus current and non-current long-term debt) at June 30, 1995 was $770.7 million, up 1.9% from the $756.6 million of debt at December 31, 1994. On March 31, 1995, CBI issued $55 million of Series D preferred shares, the proceeds of which were used to reduce short-term borrowings. The ratio of total debt to total capitalization (total debt plus capital stock) declined from 51.4% at December 31, 1994 to 49.5% as of June 30, 1995. With CBI's ESOP debt considered as equity, which will occur as the common and preferred shares held by the ESOP Trust are allocated to eligible employees, debt as a percent of capitalization was 45.0% at December 31, 1994 and 43.7% at June 30, 1995.

CAPITAL EXPENDITURES. Expenditures for new plant and equipment were $49.9 million in the second quarter of 1995 and $112.2 million for the first six months of 1995, compared to $54.8 million and $122.4 million, respectively, in 1994. $19.8 million of expenditures in the second quarter of 1995 and $61.0 million in the first six months represented investments in increased capacity.

                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

MARATHON/TEXAS CITY LITIGATION. On October 30, 1987, CBI Na-Con, Inc. ("CBI Na-Con") was working in the Marathon Petroleum Company refinery in Texas City, Texas. While a lift was being made by a crane supplied and operated by others, the crane became unstable, causing the operator to drop the load on a hydrofluoric (HF) acid tank which released part of its contents into the atmosphere. The community surrounding the refinery was evacuated after the incident and a substantial number of persons evacuated sought medical attention. CBI Na-Con has reached settlements with all of the 4,300 (approximate) plaintiffs who originally brought suit as a result of the incident.

After CBI's insurers declined to indemnify CBI Na-Con for the Texas City incident based on their interpretation of certain pollution exclusions contained in CBI's insurance policies, CBI filed suit in Harris County, Texas against its insurers seeking a court ruling that the policies covered the incident. The Trial Court, on the insurers' preliminary motion, sustained the insurers' position that coverage did not exist. The Texas Court of Appeals reversed the Trial Court and found that CBI should be allowed to proceed with its lawsuit and related discovery against the insurers. The insurers immediately appealed the Court of Appeals decision in CBI's favor to the Texas Supreme Court, which accepted the case for review. On March 2, 1995 the Texas Supreme Court reversed the Court of Appeals and affirmed the judgment of the Trial Court that coverage did not exist. CBI filed a motion asking the Supreme Court to reconsider its decision, which is pending.

While neither the filing of additional lawsuits nor the outcome of any particular lawsuit can be predicted with certainty, CBI's management believes that remaining potential liabilities resulting from the occurrence at Texas City will not have a materially adverse effect on the Company's operations or financial condition.

ANTITRUST MATTERS. Liquid Carbonic Industries Corporation ("Liquid Carbonic") has been or is currently involved in various legal proceedings relating to antitrust matters.

Liquid Carbonic and its subsidiaries from time to time furnish documents and witnesses in connection with governmental investigations of alleged violations of the antitrust laws. While the outcome of any particular governmental investigation cannot be predicted with certainty, Liquid Carbonic believes that these investigations and the results thereof will not have a materially adverse effect on its operations or financial condition.

Since April, 1992, several lawsuits have been filed against Liquid Carbonic and various competitors which have been consolidated in the United States District Court for the Middle District of Florida, Orlando Division. The lawsuits allege generally that, beginning not later than 1968 and continuing through October 1992, defendants conspired to allocate customers, fix prices and rig bids for carbon dioxide in the United States in violation of the antitrust laws. On April 19, 1993, the court certified a class as part of the consolidated cases consisting of direct purchasers of carbon dioxide from defendants in the continental United States for the period from January 1, 1968, to and including October 26, 1992.

Plaintiffs seek from defendants treble damages, civil penalties, injunctive relief, costs and attorney's fees. The management of Liquid Carbonic believes that the allegations made against Liquid Carbonic in this litigation are without merit and that the damages alleged are exaggerated and do not have sound economic and business support. Trial is set for early 1996. Liquid Carbonic intends to defend itself vigorously in this lawsuit and believes that it will either prevail or that the ultimate outcome will not have a material adverse effect on its operations or financial condition. However, litigation is unpredictable, and an unexpected adverse jury verdict and judgment on that verdict in


                                   14
Item 1.  Legal Proceedings (Continued)

an amount approximating the amount of damages alleged by the plaintiffs would have a severe adverse financial effect on CBI and Liquid Carbonic.

An agreement was reached in the second quarter of 1995 to settle, subject to Court approval, the lawsuit brought against Liquid Carbonic and others under the antitrust laws of the State of California based upon the allegations of the Florida case.

In 1994, several claims were filed against Liquid Carbonic, Inc., a wholly owned Canadian subsidiary of Liquid Carbonic, and various competitors generally alleging that for the period 1954 to 1990 the defendants conspired to fix prices for bulk and cylinder gas oxygen in Canada in violation of the Canadian competition laws. The complainants consist mainly of hospitals located in the Provinces of British Columbia and Ontario. The company believes that the damages sought by the plaintiffs are without merit and the company intends to vigorously defend against these claims. While the outcome of any particular lawsuit cannot be predicted with certainty, Liquid Carbonic believes that these Canadian antitrust claims will not have a materially adverse effect on its operations or financial condition.

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

CORPORATE LITIGATION. A purported class action on behalf of all holders of CBI common stock is pending in the Chancery Court of Delaware against the company and certain of its Directors. This lawsuit, WWILLIAM STEINER
V. CBI INDUSTRIES, et al, was commenced on December 22, 1994. It alleges that the defendants breached their fiduciary duty to shareholders by rejecting proposals by Airgas, Inc. for the Company to either merge with Airgas or to sell Liquid Carbonic to Airgas, and by amending the Amendment and Restatement of Rights Agreement dated as of August 8, 1989, between the Company and First Chicago Trust Company of New York, as Rights Agent (the "Rights Agreement"). Plaintiff seeks to (a) enjoin the Directors to carry out their fiduciary duties; (b) declare the Rights Agreement null and void; (c) enjoin the Company and its Directors from erecting unlawful barriers to the acquisition of the Company; and
(d) recover from defendants unspecified monetary damages sustained by shareholders of CBI as a result of the alleged acts of the Board of Directors. The Company intends to vigorously defend against this action.

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

RESERVES FOR LEGAL PROCEEDINGS. The adequacy of reserves applicable to the potential costs of being engaged in litigation and potential liabilities resulting from litigation are reviewed as developments in the litigation warrant.

Item 4. Submission of Matters to a Vote of Security Holders

  (a) The Annual Meeting of Shareholders of CBI Industries, Inc. was held on May 11, 1995. The matters voted upon at the Meeting are described in (c) below.

  (c) (i) To elect five directors to serve for a three year term expiring in 1998.

                  Nominee             Votes For       Votes Withheld
           _______________________    __________      ______________
           E. Hubert Clark            35,033,431          730,450
           John T. Horton             35,081,954          681,927
           Stephanie Pace Marshall    34,987,338          776,543
           George L. Schueppert *     35,052,874          711,007
           Robert L. Stewart          35,057,849          706,032

           * George L. Schueppert, Executive Vice President - Finance, Chief Financial Officer and Director, elected to retire on August 4, 1995.

      (ii) To adopt the CBI Industries, Inc. 1995 Stock Option Plan.

           Votes For        - 33,621,541
           Votes Against    -  1,656,822
           Votes Abstaining -    485,518

     (iii) To amend the Company's Certificate of Incorporation to permit the Company to increase the number of authorized shares of common stock from one hundred twenty million to two hundred forty million shares.

           Votes For        - 29,972,181
           Votes Against    -  5,350,107
           Votes Abstaining -    441,593


Item 6.  Exhibits and Reports on Form 8-K

  (a) Exhibits

       3.  (i) Articles of Incorporation
                 As amended June 21, 1995.

          (ii) By-Laws
                 As amended August 9, 1995.

       4.  Instruments Defining the Rights of Security Holders,
           Including Indentures

           4.1 Description of 7.48% Cumulative Preferred Stock, Series D can be found in CBI's Form 8-K dated April 5, 1995 and is incorporated herein by reference.

           4.2 Series A Preferred Stock Purchase Rights Agreement as amended can be found in CBI's Form 8-K dated April 21, 1995 and is incorporated herein by reference.

      10.  Material Contracts.
            Executive Contracts and Compensation Plans.
             10.1 CBI Industries, Inc. 1995 Stock Option Plan can be found in CBI's Form S-8 dated May 16, 1995 and is incorporated herein by reference.

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




                                        CBI INDUSTRIES, INC.




                                     BY /s/ Alan J. Schneider
                                        ______________________________
                                        Alan J. Schneider
                                        Vice President - Finance
                                        and Chief Financial Officer





Date: August 11, 1995