Form 10-Q
period 1995-09-30
CBI INDUSTRIES INC /DE/
filed 1995-11-14
CIK 310431

FORM 10-Q
          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549




     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1995

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


                         YES  X      NO
                            _____      _____

The number of shares outstanding of a single class of common stock as of September 30, 1995 - 38,295,207.












                               1 of 17



                CBI INDUSTRIES, INC. AND SUBSIDIARIES
                          Table of Contents






PART I.FINANCIAL INFORMATION


      Financial Statements:                                        Page
       Statements of Income
       Nine Months Ended September 30, 1995 and 1994...............   3

       Balance Sheets
       September 30, 1995 and December 31, 1994....................   4

       Statements of Cash Flows
       Nine Months Ended September 30, 1995 and 1994...............   5

       Notes to Financial Statements...............................   6

       Management's Discussion and Analysis of Operating
       Performance and Financial Condition.........................   9

PART II.OTHER INFORMATION............................................14

SIGNATURE PAGE..........................................................17

        PART I - FINANCIAL INFORMATION

     CBI INDUSTRIES, INC. AND SUBSIDIARIES
             STATEMENTS OF INCOME

                                               Three Months       Nine Months
Thousands of dollars, except per share amounts Ended September 30,Ended September 30,
                                                 1995     1994       1995       1994
Revenues
  Industrial Gases                             $254,943 $233,226    $757,719   $658,989
  Contracting Services                          161,674  210,701     511,451    593,717
  Investments                                    31,998   45,264     116,546    108,358
    Total Revenues                              448,615  489,191   1,385,716  1,361,064

Costs of Products and Services Sold
  Industrial Gases                             (173,668)(161,472)   (518,421)  (457,210)
  Contracting Services                         (143,062)(196,979)   (453,390)  (522,295)
  Investments                                   (28,047) (35,744)    (94,098)   (86,805)
    Total Costs of Products and Services Sold  (344,777)(394,195) (1,065,909)(1,066,310)

    Gross Profit from Operations                103,838   94,996     319,807    294,754

Selling and Administrative Expense
  Industrial Gases                              (43,949) (36,712)   (133,784)  (111,241)
  Contracting Services                          (17,445) (19,732)    (53,911)   (60,258)
  Investments                                    (1,417)  (1,598)     (4,416)    (4,324)
  Corporate                                      (3,711)  (4,103)    (11,719)   (14,293)
    Total Selling and Administrative Expense    (66,522) (62,145)   (203,830)  (190,116)

Income from Operations                           37,316   32,851     115,977    104,638

Interest Expense                                (14,006) (11,085)    (36,369)   (28,887)

Income before Income Taxes and Minority Interes  23,310   21,766      79,608     75,751

Provision for Income Taxes                      (10,500)  (9,500)    (36,100)   (35,200)

Income before Minority Interest                  12,810   12,266      43,508     40,551

Minority Interest in Income                      (2,446)  (2,874)     (8,934)    (7,915)

Net Income                                       10,364    9,392      34,574     32,636

Dividends on Preferred Shares                    (2,691)  (1,521)     (6,841)    (4,529)
Net Income to Common Shareholders                $7,673   $7,871     $27,733    $28,107

Net Income per Common Share
  Primary                                         $0.20    $0.20       $0.73      $0.74
  Fully Diluted                                   $0.19    $0.20       $0.67      $0.69

Average Common Shares Outstanding (thousands)
  Primary                                        38,276   37,913      38,184     37,795
  Fully Diluted                                  43,587   43,199      43,495     43,081

Dividends on Common Shares
  Amount                                         $4,595   $4,557     $13,749    $13,636
  Per Share                                       $0.12    $0.12       $0.36      $0.36

<F1>
The accompanying notes are an integral part of these financial statements.

                 CBI INDUSTRIES, INC. AND SUBSIDIARIES
                            BALANCE SHEETS
Thousands of dollars                                                    September 30,       December 31,
                                                                             1995               1994
Current Assets
  Cash                                                                            $1,249          $14,013
  Temporary Cash Investments                                                      34,454           36,953
  Accounts Receivable, less allowances
    of 13,900 and 14,800                                                         302,454          295,542
  Contracts in Progress with Earned Revenues
    exceeding related Progress Billings                                           70,046           60,143
  Inventories (Note 2)                                                            83,845           73,226
  Other Current Assets                                                            49,068           37,977
                                                                                 541,116          517,854

Other Assets
  Notes Receivable                                                                31,768           37,397
  Real Estate Properties                                                          25,508           26,542
  Equity in and Advances to Unconsolidated Affiliates                             29,886           31,082
  Intangible Assets                                                               78,863           78,783
  Other Non-Current Assets                                                        69,611           70,124
                                                                                 235,636          243,928

Property and Equipment                                                         2,049,951        1,876,329
  Accumulated Depreciation                                                      (702,330)        (629,399)
                                                                               1,347,621        1,246,930
Total Assets                                                                  $2,124,373       $2,008,712

Current Liabilities
  Notes Payable                                                                  $66,653          $72,589
  Current Maturities of Long-Term Debt  (Note 3)                                  17,823           17,241
  Accounts Payable                                                                71,683           94,523
  Dividends Payable                                                                  879            2,675
  Accrued Liabilities                                                            125,596          117,851
  Contracts in Progress with Progress Billings
    exceeding related Earned Revenues                                             46,543           42,813
  Income Taxes Payable                                                            22,441           31,360
                                                                                 351,618          379,052

Long-Term Debt and Other Liabilities
  Long-Term Debt (Note 3)                                                        716,331          666,730
  Other Non-Current Liabilities                                                  126,838          143,065
  Deferred Income Taxes                                                           46,530           41,687
  Minority Interest in Subsidiaries                                               69,135           62,342

Capital Stock
  Preferred Stock
    Series D (Note 4)                                                             55,000           -
    Series E (Note 4)                                                             20,000           -

    Series C (Note 4)                                                            112,905          115,244
    Unamortized ESOP Debt (Note 6)                                               (70,798)         (77,106)
                                                                                  42,107           38,138

  Common Stock
    Common Stock (Note 5)                                                         99,459           99,459
    Additional Paid-in Capital                                                   214,320          214,320
    Retained Earnings                                                            475,505          460,683
    Unamortized Restricted Stock Awards                                           (8,024)          (9,780)
    Unamortized ESOP Debt (Note 6)                                               (15,762)         (17,167)
    Cost of Reacquired Common Stock (Note 5)                                     (31,693)         (34,676)
    Cumulative Translation Adjustment                                            (36,991)         (35,141)
                                                                                 696,814          677,698
Total Liabilities and Capital Stock                                           $2,124,373       $2,008,712
The accompanying notes are an integral part of these financial statements.

            CBI INDUSTRIES, INC. AND SUBSIDIARIES
                  STATEMENTS OF CASH FLOWS

                                                             Nine Months
Thousands of dollars                                         Ended September 30,
                                                                1995       1994
Cash Flows from Operating Activities
  Net Income                                                  $34,574    $32,636
  Depreciation                                                 88,813     78,086
                                                              123,387    110,722

  (Increase) in Accounts Receivable                            (1,886)    (3,002)
  (Increase) in Contracts in Progress, net                     (9,740)    (2,668)
  (Decrease) in Accounts Payable,
    Accrued Liabilities and Income Taxes Payable, net         (29,217)      (975)
  Increase/(Decrease) in Deferred Income Taxes                  3,973     (2,289)
  (Increase)/Decrease in Undistributed Earnings
    of Unconsolidated Affiliates                               (1,554)       352
  Other, net                                                  (16,375)       413
    Total Cash Flows from Operating Activities                 68,588    102,553

Cash Flows from Capital Investment Activities
  Purchase of Property and Equipment                         (176,143)  (168,286)
  Cost of Business Acquisitions, net of cash acquired          (8,786)        -
  Disposition of Property and Equipment                         6,252     11,860
  Decrease in Other Assets, net                                 5,149        367
  Other, net                                                   (2,742)     4,029
    Total Cash Flows from Capital Investment Activities      (176,270)  (152,030)

Cash Flows from Financing and Shareholder Activities
  Issuance of Debt                                             76,895    122,169
  Repayment of Debt                                           (32,910)   (32,004)
                                                               43,985     90,165
  Sale of Preferred Stock                                      74,239          -
  Sale of Common Stock                                          2,969      3,978
  Purchase of Common Stock                                     (5,119)    (2,012)
  Dividends Paid                                              (23,655)   (21,911)
    Total Cash Flows from Financing and Shareholder Activitie  92,419     70,220

(Decrease)/Increase in Cash and Temporary Cash Investments    (15,263)    20,743
Cash and Temporary Cash Investments at beginning of year       50,966     23,229
Cash and Temporary Cash Investments at end of period          $35,703    $43,972

The accompanying notes are an integral part of these financial statements.




                     CBI INDUSTRIES, INC. AND SUBSIDIARIES
                         Notes to Financial Statements
                              September 30, 1995

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

     In the opinion of CBI, all adjustments necessary to present fairly the financial position of CBI as of September 30, 1995 and the results of its operations and cash flows for the period then ended have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.


(2)  Inventories

     Inventories by component and valuation method at September 30, 1995:


     Raw materials and supplies                                     $36,662

     Work in process                                                  9,452

     Finished goods                                                  37,731
                                                                    _______
          Total inventories                                         $83,845
                                                                    =======

     Average cost method                                            $57,671

     First-in, first-out method                                      26,174
                                                                    _______
          Total inventories                                         $83,845
                                                                    =======

(3)  Long-Term Debt

Summary of long-term debt at September 30, 1995:

Commercial Paper and Other Similar Borrowings with a weighted
 average quarter-end interest rate of 6.0%                    $257,469

Senior ESOP Notes with a quarter-end interest rate of 8.354%,
 maturing in 1996 through 2002                                  84,759

6-1/4% Notes, $75,000 face amount, due 2000                     74,784

6-5/8% Notes, $75,000 face amount, due 2003                     74,544

Variable Rate Unsecured Notes with a weighted average quarter-
 end interest rate of 6.5%, maturing in 1995 through 2001      150,574

Variable Rate Secured Notes with a weighted average quarter-
 end interest rate of 6.7%, maturing in 1995 through 2000       58,800

Fixed Rate Medium-Term Notes, Series A, with a weighted average
quarter-end interest rate of 7.7%, maturing in 1999 and 2004    31,000

Other                                                            2,224
                                                              ________
                                                               734,154

Less: current maturities                                       (17,823)
                                                              ________
                                                              $716,331
                                                              ========

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


     Minimum annual principal payments of long-term debt are as follows:

     November 1 through December 31, 1995                           $ 3,819

     Year ending December 31, 1996                                   23,106

     Year ending December 31, 1997                                  288,876

     Year ending December 31, 1998                                   57,232

     Year ending December 31, 1999                                  117,789

     Year ending December 31, 2000                                   98,393

     After 2000                                                     144,939
                                                                   ________
                                                                   $734,154
                                                                   ========

(4)  Preferred Stock - $1.00 par value; authorized - 20,000,000 shares.

     Series A - No shares have been issued. 800,000 shares are reserved as Series A Junior Participating Preferred Stock.

     Series C - 3,484,713 shares were issued and outstanding as Convertible Voting Preferred Stock, Series C, at September 30, 1995 and 3,556,918 shares at December 31, 1994. The annual dividend is $2.27 per share, payable semi-annually.

     Series D - 550,000 shares were issued and outstanding as 7.48% Cumulative Preferred Stock, Series D, on September 30, 1995. CBI sold these shares on March 31, 1995 at $100 per share. The annual dividend is $7.48 per share, payable quarterly. No dividends may be paid on CBI's Common Stock or Series A Junior Participating Preferred Stock, unless all dividends payable on outstanding shares of Series D Preferred Stock have been paid, and shall rank on parity with the Series E and Series C Preferred Stock as to payment of dividends. The holders of shares of Series D Preferred Stock have no voting rights. The Series D Preferred Stock is mandatorily redeemable on, but not prior to, April 1, 2000 at a price of $100 per share.

     Series E - 200,000 shares were issued and outstanding as 6.75% Cumulative Preferred Stock, Series E, on September 30, 1995. CBI sold these shares on September 5, 1995 at $100 per share. The annual dividend is $6.75 per share, payable quarterly. No dividends may be paid on CBI's Common Stock or Series A Junior Participating Preferred Stock, unless all dividends payable on outstanding shares of Series E Preferred Stock have been paid, and shall rank on parity with the Series D and Series C Preferred Stock as to payment of dividends. The holders of shares of Series E Preferred Stock have no voting rights. The Series E Preferred Stock is mandatorily redeemable on, but not prior to, September 5, 2002 at a price of $100 per share.


(5)  Common Stock

     Common stock - $2.50 par value; authorized - 240,000,000 shares at September 30, 1995; issued - 39,783,614 shares at September 30, 1995 and December 31, 1994.

     Reacquired stock - The number of reacquired shares of common stock was 1,488,407 at September 30, 1995 and 1,686,650 at December 31, 1994.


(6)  Employee Stock Ownership Plan (ESOP)

     Unamortized ESOP debt - The Senior ESOP Notes, which were issued in 1988, in an amount of $125,000, were initially offset by a like amount of unamortized ESOP debt in capital stock. As company contributions plus the dividends on the shares held by the ESOP are used to meet interest and principal payments on the loan over its 14-year term, shares acquired with the loan proceeds are allocated to eligible employees. As of September 30, 1995, 699,166 common shares and 1,735,325 Series C preferred shares are subject to future allocation.

                     Management's Discussion and Analysis
               of Operating Performance and Financial Condition

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes.

OPERATING PERFORMANCE

OVERVIEW. Consolidated net income for the three months ended September 30, 1995 amounted to $10.4 million ($0.20 per common share) as compared to net income in the third quarter of 1994 of $9.4 million ($0.20 per common share). Consolidated revenues in the third quarter of 1995 totaled $448.6 million.

Through the first nine months of 1995, net income totaled $34.6 million ($0.73 per common share) as compared to $32.6 million ($0.74 per common share) reported in the comparable period last year. Year-to-date revenues in 1995 amounted to $1.4 billion.

Consolidated gross profit for the nine months ended September 30, 1995 rose by 8.5% to $319.8 million (23.1% of revenues) from the $294.8 million (21.7% of revenues) reported for the same period last year, as a result of the advances posted by Industrial Gases. Year-to-date 1995 selling and administrative expenses increased by 7.2%, primarily reflecting non-recurring start-up costs associated with the expansion of Liquid Carbonic's business activities. Through the first nine months ended September 30, 1995, consolidated cash flow from operations totaled $203.1 million.

Consolidated operating performance, before interest and taxes, for the comparative three and nine month periods ending September 30, 1995 and 1994, is as follows: (Dollars in Thousands)


                                    Three Months             Nine Months
                               ____________________    ____________  _________
                                   1995        1994          1995        1994
                                   ____        ____          ____        ____
Revenues                       $448,615    $489,191    $1,385,716  $1,361,064
Costs                          (344,777)   (394,195)   (1,065,909) (1,066,310)
                               ________    ________    ___________ __________
Gross profit                    103,838      94,996       319,807     294,754
Gross profit - %                  23.1%       19.4%         23.1%       21.7%

Selling and administrative      (66,522)    (62,145)     (203,830)   (190,116)
                               ________    ________    __________  __________
Income from operations           37,316      32,851       115,977     104,638
Income from operations - %         8.3%        6.7%          8.4%        7.7%

Depreciation                     30,892      27,303        88,813      78,086
Other non-cash charges           (2,974)     (6,395)       (1,655)     18,624
                               ________    ________    __________  __________
Cash flow from operations      $ 65,234    $ 53,759    $  203,135  $  201,348
                               ========    ========    ==========  ==========

INDUSTRIAL GASES. The operating results for the three and nine months ended September 30, 1995 and 1994 are as follows: (Dollars in Thousands)


                                    Three Months              Nine Months
                               ____________________      ____________________
                                   1995        1994          1995        1994
                                   ____        ____          ____        ____
Revenues                       $254,943    $233,226      $757,719    $658,989
Costs                          (173,668)   (161,472)     (518,421)   (457,210)
                               ________    ________      ________    ________
Gross profit                     81,275      71,754       239,298     201,779
Gross profit - %                  31.9%       30.8%         31.6%       30.6%

Selling and administrative      (43,949)    (36,712)     (133,784)   (111,241)
                               ________    ________      ________    ________
Income from operations         $ 37,326    $ 35,042      $105,514    $ 90,538
Income from operations - %        14.6%       15.0%         13.9%       13.7%
                               ========    ========      ========    ========

Liquid Carbonic's revenues increased 9.3% in the third quarter and 15.0% through the first nine months of 1995. In the United States, year-to-year revenues advanced as a result of improving carbon dioxide pricing, double-digit growth in atmospheric gas volumes and increased sales of hydrogen and carbon monoxide. Internationally, revenue growth was principally achieved by increasing the volumes of carbon dioxide sold in Brazil, Colombia and Thailand, and atmospheric gases sold in Canada, Poland, Spain and Venezuela. Operating results also benefitted from recent acquisitions in Costa Rica and Paraguay.

Industrial Gases' operating income contribution increased by 6.5% in the three months and by 16.5% in the nine months ended September 30, 1995, primarily reflecting new production facilities coming on-stream, improved domestic carbon dioxide results and operating efficiencies realized through internal restructuring. The rate of growth in income from operations trails the advances posted in gross profit due to non-recurring start-up costs associated with the expansion of business activities, particularly in international markets where growth opportunities are most dramatic and where Liquid Carbonic's competitive positions are very strong. With the exception of operations located in Argentina and Mexico, which have nevertheless performed well under very difficult economic conditions, year-to-year earnings increased in each major market where Liquid Carbonic serves growing customer needs for carbon dioxide and industrial gases.

CONTRACTING SERVICES. The operating results for the three and nine months ended September 30, 1995 and 1994 are as follows: (Dollars in Thousands)


                                    Three Months              Nine Months
                               ____________________      ____________________
                                   1995        1994          1995        1994
                                   ____        ____          ____        ____
Revenues                       $161,674    $210,701      $511,451    $593,717
Costs                          (143,062)   (196,979)     (453,390)   (522,295)
                               ________    ________      ________    ________
Gross profit                     18,612      13,722        58,061      71,422
Gross profit - %                  11.5%        6.5%         11.4%       12.0%

Selling and administrative      (17,445)    (19,732)      (53,911)    (60,258)
                               ________    ________      ________    ________
Income from operations         $  1,167    $ (6,010)     $  4,150    $ 11,164
Income from operations - %          .7%      (2.9)%           .8%        1.9%
                               ========    ========      ========    ========

New business taken in the third quarter and first nine months of 1995 aggregated $170.0 million and $586.7 million, respectively, in comparison to new business of $149.9 million in the third quarter and $508.6 million in the first three quarters of 1994. Additionally, early in October 1995, Chicago Bridge & Iron received a $40 million order to construct certain scientific test facilities in the United States. Customer demand in the current nine months, which is up 15.4%, has been stronger domestically, where approximately 70% of the new contract awards were realized. The current level of customer inquiries remains encouraging. The backlog of work to be executed is improving and stood at $361.9 million at September 30, 1995, up 25.9% from the $287.5 million reported at the end of calendar 1994 and 11.2% higher than the $325.5 million backlog at September 30, 1994.

Revenues in 1995 trail the amounts reported in 1994, by 23.3% and 13.9% for the three and nine months ended September 30, 1995. This reduced level of revenues is a direct result of the level of new business awarded in 1994 and the historically low backlog at December 31, 1994. Gross profit and operating income contributions have been negatively impacted by: (1) lower revenues, which has contributed to under-absorbed overheads, (2) competitive pricing conditions and more challenging project requirements, which has limited opportunities for margin improvement, and (3) the mix of work executed, which has been more focused on service type work as opposed to more traditional tank and vessel construction. With continuing improvement in customer demand, and as further benefits are realized from the on-going efforts of Chicago Bridge & Iron to improve work processes and better align costs and expenses, returns are targeted to advance to acceptable levels in 1996.

INVESTMENTS. The operating results for the three and nine months ended September 30, 1995 and 1994 are as follows: (Dollars in Thousands)


                                    Three Months              Nine Months
                               ____________________      ____________________
                                   1995        1994          1995        1994
                                   ____        ____          ____        ____
Revenues                        $31,998     $45,264      $116,546    $108,358
Costs                           (28,047)    (35,744)      (94,098)    (86,805)
                                _______     _______      ________    ________
Gross profit                      3,951       9,520        22,448      21,553
Gross profit - %                  12.3%       21.0%         19.3%       19.9%

Selling and administrative       (1,417)     (1,598)       (4,416)     (4,324)
                                _______     _______       ________   ________
Income from operations          $ 2,534     $ 7,922      $ 18,032    $ 17,229
Income from operations - %         7.9%       17.5%         15.5%       15.9%
                                =======     =======      ========    ========

Statia Terminals' operations in the Caribbean were negatively impacted by hurricanes Iris, Luis and Marilyn during the months of August and September 1995. Although the physical damage to the facilities on St. Eustatius was insured, and operations were largely restored by the beginning of October, the severe weather significantly disrupted normal ship traffic. The $13.3 million reduction in third quarter 1995 revenues primarily reflects lower bunker and product sales and lower blending, storage and ancillary service activities caused by the hurricanes. Resulting operating income contributions declined. During the current quarter, and in-part offsetting the earnings consequences of the storms, Statia Terminals adjusted the lives used to depreciate its storage tanks and wharfs to achieve consistency with industry norms.

Operating income comparisons, particularly in the quarter, were also negatively impacted by lower returns from other financial investments primarily due to lower cash balances and effective interest rates in the international countries where the cash balances are maintained.

OTHER INCOME STATEMENT MATTERS. Interest expense through the nine months ended September 30, 1995 increased to $36.4 million, reflecting higher average debt levels and higher U.S. variable interest rates. The year-to-date effective income tax rates were 45.3% in 1995 and 46.5% in 1994.

Fully diluted earnings per share, which assumes the conversion of the company's Series C Convertible Voting Preferred Stock as required by accounting disclosure rules, was $0.19 in the three months and $0.67 in the nine months ended September 30, 1995 as compared to $0.20 in the third quarter of 1994 and $0.69 in the first nine months of 1994.

FINANCIAL CONDITION

BALANCE SHEET. Cash and short-term investments aggregated $35.7 million at September 30, 1995 and totaled $51.0 million at December 31, 1994. Working capital amounted to $189.5 million at September 30, 1995 as compared to $138.8 million at the end of calendar 1994. The increase in working capital arose primarily as a result of higher inventories to support increasing Industrial Gases sales and the payment of international tax liabilities. Total debt (notes payable plus current and non-current long-term debt) was $800.8 million at the end of the third quarter of 1995 as compared to $756.6 million at December 31, 1994. On March 31 and September 5, 1995, CBI issued $55 million of Series D and $20 million of Series E preferred stock, the proceeds of which were used to reduce borrowings.

The ratio of debt to total capitalization (total debt plus capital stock) was 49.6% at September 30, 1995 as compared to 51.4% at December 31, 1994. With CBI's ESOP debt considered as equity, which is occurring as the common and preferred shares held by the ESOP Trust are allocated to eligible employees, debt as a percent of total capitalization was 44.3% at September 30, 1995 as compared to 45.0% at December 31, 1994.

CAPITAL EXPENDITURES. Expenditures for new plant and equipment totaled $176.1 million in the first nine months of 1995 as compared to $168.3 million in the comparable period in 1994.

                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Marathon/Texas City Litigation. On October 5, 1995, the Texas Supreme Court denied CBI's motion to reconsider the Court's March 2, 1995, decision that insurance coverage did not exist under CBI's insurance policies for the previously reported crane accident which occurred in Texas City, Texas, on October 30, 1987.

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

Since April 1992, several lawsuits have been filed against Liquid Carbonic and various competitors which have been consolidated in the United States District Court for the Middle District of Florida, Orlando Division. The lawsuits allege generally that, beginning not later than 1968 and continuing through October 1992, defendants conspired to allocate customers, fix prices and rig bids for carbon dioxide in the United States in violation of the antitrust laws. On April 19, 1993, the court certified a class as part of the consolidated cases consisting of direct purchasers of carbon dioxide from defendants in the continental United States for the period from January 1, 1968, to and including October 26, 1992.

Plaintiffs seek from defendants treble damages, civil penalties, injunctive relief, costs and attorney's fees. The management of Liquid Carbonic believes that the allegations made against Liquid Carbonic in this litigation are without merit and that the damages alleged are exaggerated and do not have sound economic and business support. Trial is set for early 1996. Liquid Carbonic intends to defend itself vigorously in this lawsuit and believes that it will either prevail or that the ultimate outcome will not have a material adverse effect on its operations or financial condition. However, litigation is unpredictable, and an unexpected adverse jury verdict and judgment on that verdict in an amount approximating the amount of damages alleged by the plaintiffs would have a severe adverse financial effect on CBI and Liquid Carbonic.

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

Environmental Litigation. Chicago Bridge & Iron Company ("Chicago Bridge") was a minority shareholder from 1934 to 1954 in a company which owned or operated at various times several wood treating facilities at sites in the United States, some of which are currently under investigation, monitoring or remediation under various environmental laws. Chicago Bridge is involved in litigation concerning environmental liabilities, which are currently undeterminable, in connection with certain of those sites. Chicago Bridge denies any liability for each site and believes that the successors to the wood treating business are responsible for cost of remediation of the sites. Chicago Bridge has


                                   14
Item 1.  Legal Proceedings (Continued)

reached settlements for environmental clean-up at most of the sites. The company believes that any remaining potential liability will not have a materially adverse effect on its operations or financial condition.

Corporate Litigation.   On December 22, 1994, a CBI shareholder
commenced litigation against CBI and certain of its Directors in the Court of Chancery of the State of Delaware (the "Chancery Court"), alleging that defendants have violated their fiduciary duties to CBI shareholders by: (a) rejecting proposals by Airgas, Inc. ("Airgas") for CBI to either merge with Airgas or to sell Liquid Carbonic to Airgas; and (b) amending the Amendment and Restatement of Rights Agreement dated as of August 8, 1989, between CBI and First Chicago Trust Company of New York, as Rights Agent (the "Rights Plan") to lower the stock ownership threshold sufficient to trigger a distribution of Rights to 10% of CBI's shares. The complaint seeks relief on behalf of a class consisting of all holders of CBI stock. The complaint seeks (a) injunctive relief directing the defendants to carry out their fiduciary duties to CBI shareholders and prohibiting defendants from erecting unlawful barriers to the acquisition of CBI by any third party, (b) a declaratory judgment that defendants have breached their fiduciary duties to CBI shareholders and that the amendment to the Rights Plan is void, (c) an award of damages to the alleged class, and (d) an award of attorneys' fees. Defendants have answered the complaint, denying all allegations of wrongdoing and asserting various affirmative defenses. On October 30, 1995, Plaintiff moved for leave to file an amended complaint which is identical in form to one of the shareholder complaints described below. Defendants intend to vigorously defend against this action.

On October 30, 1995, Praxair, Inc. ("Praxair") commenced litigation in the Chancery Court against CBI and certain of its Directors, alleging that the defendants have violated their fiduciary duties to CBI's shareholders by failing to pursue a possible transaction with Praxair and employing the Rights Plan to prevent Praxair from acquiring CBI. Praxair's complaint seeks (a) injunctive relief requiring defendants to redeem the Rights associated with the Rights Plan or to amend the Rights Plan so as to make the Rights inapplicable to any acquisition proposal which equals or exceeds Praxair's October 27, 1995 proposal to acquire CBI at a price of $32 per share in cash (the "Praxair Proposal"), (b) injunctive relief enjoining the defendants from taking any action to interfere with the Praxair Proposal or any other such proposal, and (c) a declaratory judgment that the defendants have breached their fiduciary duties to CBI's shareholders by continuing to deploy the Rights Plan. Defendants have not yet responded to Praxair's complaint, but intend to vigorously defend against this action.

On October 30, 1995, four CBI shareholders commenced litigation in the Chancery Court against CBI and certain of its directors, asserting claims that are similar to the claims asserted by Praxair. A fifth such shareholder complaint was filed on October 31 and a sixth was filed on November 1. Each of these complaints seeks relief on behalf of a purported class consisting of all holders of CBI common stock. In addition to injunctive and declaratory relief, the shareholder plaintiffs seek to recover damages on behalf of the alleged class and an award of attorneys' fees. Defendants have not yet responded to these complaints, but intend to vigorously defend against these actions.

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

                                   15
Item 6.  Exhibits and Reports on Form 8-K

  (a) Exhibits

       4.  Instruments Defining the Rights of Security Holders,
           Including Indentures

           4.1 Description of 6.75% Cumulative Preferred Stock, Series E can be found in CBI's Form 8-K dated September 5, 1995 and is incorporated herein by reference.

      11.  Computation of Earnings per Common Share

      27.  Financial Data Schedule


  (b) Reports on Form 8-K

     A Form 8-K was filed under Item 5, Other Events and Item 7,
     Financial Statements, Pro Forma Financial Information and Exhibits. The date of that report was September 5, 1995.



















































                                   16



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





Date: November 14, 1995